Form 10QSB
period 1996-03-31
INTERNATIONAL CANINE GENETICS INC
filed 1996-05-14
CIK 873166

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1996

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934. For the transition period from       to
                                                               ------   -------

Commission file number                           0-21410
                       --------------------------------------------------------

                       INTERNATIONAL CANINE GENETICS, INC.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   23-2418859
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                   271 Great Valley Parkway, Malvern, PA 19355
                   -------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (610)-640-1244
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                   -------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                     -----    -----

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes       No
                                     -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practical date: 2,819,155 shares of common stock, par value $.00006 per share, as of May 10, 1996.

                       INTERNATIONAL CANINE GENETICS, INC.


                                      INDEX



PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
      Balance Sheets as of June 30, 1995 and
      March 31, 1996..........................................................3

      Statements of Operations for the Three Months and
      Nine Months Ended March 31, 1995 and 1996 ..............................4

      Statements of Cash Flows for the
      Nine Months Ended March 31, 1995 and 1996...............................5

      Notes to Financial Statements.........................................6-9

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations.......................10-15


PART II - OTHER INFORMATION..................................................15

SIGNATURES...................................................................16

                      INTERNATIONAL CANINE GENETICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                          June 30,           March 31,
                                                                                            1995               1996
                                                                                            ----               ----
                                                                                                            (unaudited)


Current assets:
     Cash and cash equivalents                                                              $247,559          $146,975
     Accounts receivable, less allowance for doubtful accounts of $47,792
       and $47,097 at June 30, 1995 and March 31, 1996, respectively                          97,018           153,839
     Inventories                                                                              64,864            97,140
     Prepaid expenses and other current assets                                                35,935            99,738
                                                                                        ------------        ----------
      Total current assets                                                                   445,376           497,692

     Property and equipment, net                                                             236,156           208,246
     Intangible assets, net                                                                   65,882            99,670
     Other assets                                                                             58,047            43,747
                                                                                        ------------        ----------
      Total assets                                                                          $805,461          $849,355
                                                                                        ============        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                          $400,000          $500,000
     Notes payable-funding agreements                                                        107,162            72,576
     Capital leases-current portion                                                           44,877            49,672
     Accounts payable                                                                        165,087           176,077
     Accrued expenses                                                                         89,940           144,224
                                                                                        ------------        ----------
      Total current liabilities                                                              807,066           942,549
                                                                                        ------------        ----------

Notes payable-funding agreements                                                             362,769           378,564
Capital leases-long term                                                                     102,747            65,437
Notes payable-shareholder                                                                      8,880             9,323
Deferred compensation                                                                        168,851           193,068
                                                                                        ------------        ----------
      Total liabilities                                                                    1,450,313         1,588,941
                                                                                        ------------        ----------

Stockholders' deficit:

Common stock, par value $.00006, authorized 10,000,000 shares, issued 1,835,000 and 2,843,115 shares at June 30, 1995 and
     March 31, 1996, respectively                                                                109               169

Additional paid-in capital                                                                10,341,478        11,551,560

Treasury stock, at cost, 23,960 shares                                                        (8,439)           (8,439)

Accumulated deficit                                                                      (10,978,000)      (12,282,876)
                                                                                        -------------      -----------
     Total stockholders' deficit                                                            (644,852)         (739,586)
                                                                                        =============      ===========
      Total liabilities and stockholders' equity                                            $805,461          $849,355
                                                                                        =============      ===========

                 See accompanying notes to financial statements

                       INTERNATIONAL CANINE GENETICS, INC.

                            STATEMENTS OF OPERATIONS

                                               For the Three Months Ended           For the Nine Months Ended
                                                       March 31,                            March 31,
                                               --------------------------           -------------------------
                                                      (Unaudited)                          (Unaudited)

                                                 1995               1996             1995             1996
                                                 ----               ----             ----             ----
Net revenues                                   $393,919           $461,144        $1,087,709        $1,218,689
Cost of revenues                                209,436            260,159           590,132           685,452
                                             ----------         ----------      ------------      ------------
Gross profit                                    184,483            200,985           497,577           533,237
                                             ----------         ----------      ------------      ------------

Operating expenses:
Research and development expenditures           140,606            144,933           413,477           417,456
Selling, general and administrative             415,899            363,307         1,161,549         1,137,793
Advertising and promotional expense              96,218             51,902           219,316           243,981
                                             ----------         ----------      ------------      ------------
                                                652,723            560,142         1,794,342         1,799,230
                                             ----------         ----------      ------------      ------------
Loss from operations                           (468,240)          (359,157)       (1,296,765)       (1,265,993)
Interest income                                   5,320              3,421            26,795            11,771
Interest expense                                (12,453)           (24,395)          (35,161)          (50,893)
Other income, net                                12,357               (173)           13,379               239
                                             ----------         ----------      ------------      ------------
Net loss                                      ($463,016)         ($380,304)      ($1,291,752)      ($1,304,876)
                                             ==========         ==========      ============      ============

Net loss per share of common stock               ($0.26)            ($0.13)           ($0.71)           ($0.49)
                                             ==========         ==========      ============      ============

Shares of common stock outstanding
  (weighted average)                          1,811,040          2,819,155         1,811,040         2,646,230
                                             ==========         ==========      ============      ============



                 See accompanying notes to financial statements

                       INTERNATIONAL CANINE GENETICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended March 31,
                                                                                 ---------------------------
                                                                                         (Unaudited)

                                                                                     1995          1996
                                                                                     ----          ----
Cash flow from operating activities:
     Net loss                                                                    ($1,291,752)   ($1,304,876)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                                                    34,118         37,704
     Deferred compensation                                                            36,339         24,217
     Provision for uncollectible accounts                                              4,015           --
     Gain on sale of property and equipment                                          (17,500)          --
     Change in operating assets and liabilities:
      Increase in accounts receivable                                                (39,571)       (56,821)
      Increase in inventories                                                         (4,212)       (32,276)
      Increase in prepaid expenses and other current assets                          (29,977)       (63,803)
      (Decrease) increase in accounts payable                                        (26,842)        10,990
      (Decrease) increase in accrued expenses                                         (3,001)        64,424
      Increase in accrued interest payable-note payable-shareholder                      443            443
      Increase in accrued interest payable-funding agreements                         18,743         15,795
                                                                                 -----------    -----------
         Total adjustments                                                           (27,445)           673
                                                                                 -----------    -----------
         Net cash used by operating activities                                    (1,319,197)    (1,304,203)
                                                                                 -----------    -----------


Cash flow from investing activities:
     Capital Expenditures                                                            (32,770)        (2,644)
     Purchase of technology license                                                     --          (40,938)
                                                                                 -----------    -----------
         Net cash used by investing activities                                       (32,770)       (43,582)
                                                                                 -----------    -----------

Cash flow from financing activities:
     Net proceeds from issuance of common stock                                         --          800,000
     Borrowings under note payable                                                      --          500,000
     Payments under notes payable-funding agreements                                 (12,210)       (34,586)
     Payments under notes payable-shareholder                                           (295)          --
     Decrease in security deposits                                                     3,412         14,301
     Payment of obligations under capital leases                                     (25,601)       (32,514)
                                                                                 -----------    -----------
         Net cash (used in) provided by financing activities                         (34,694)     1,247,201
                                                                                 -----------    -----------
Net decrease in cash and cash equivalents                                         (1,386,661)      (100,584)
Cash and cash equivalents at beginning of period                                   1,575,673        247,559
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $   189,012    $   146,975
                                                                                 ===========    ===========

Supplemental cash flow disclosures:
     Cash used in operating activities include:
       Cash paid for interest                                                        $28,478        $48,755
     Noncash investing and financing activities:
      Disposal of asset-note received                                                $17,500             --


                 See accompanying notes to financial statements

                       INTERNATIONAL CANINE GENETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1.    Basis of Presentation:

           The financial information included herein as of March 31, 1996 and for the three and nine month periods ended March 31, 1996 and 1995 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of results of operations for the interim periods. The results of operations for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the year.

Note 2.    Liquidity:

           The Company has incurred losses from operations since inception as it has been developing its products and marketing channels. The continuing losses and the Company's current working capital position raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to support its operations with product sales is dependent on the Company's ability to raise additional funds to finance further product development and marketing, as well as, the successful completion of such activities.

           Management believes that the Company will be able to attract new sources of funds to enable the Company to continue the development and marketing of its products and services until such time as the Company can internally support its operations with sales of products and services. However, no assurance can be given that such funds will be available or that the funds will be available on terms which are satisfactory or advantageous to the Company or its shareholders.

Note 3.    Net Loss Per Share of Common Stock:

           The net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock outstanding during the period. In the calculation, the effect of stock options and warrants are excluded as their effect is anti-dilutive.

Note 4.    Supplemental Cash Flow Information:

           During the nine months ended March 31, 1996, the principal shareholder of the Company converted $400,000 of demand notes and $10,144 of accrued interest into 328,115 shares of Common Stock at $1.25 per share.

Note 5.    Capitalization:

           In January, 1993 the Company entered into an agreement with Gilford Securities Inc. (Gilford) whereby Gilford would underwrite, on a firm commitment basis, the public offering of the Company's Common Stock and Common Stock Warrants. Pursuant to a letter of intent with Gilford, the Company, upon written approval of a majority of the shareholders of all classes of stock, entered into a Recapitalization Agreement.

           In accordance with the Recapitalization Agreement, all outstanding shares of Series A and B Convertible Preferred Stock were converted into shares of Common Stock and concurrently, a reverse stock split was effected and all outstanding shares of Common Stock were converted on a 1 for 6 basis, $760,000 of bridge loans plus $55,591 of accrued interest were converted into 116,513

                       INTERNATIONAL CANINE GENETICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

shares of Common Stock, 70,000 Preferred-A warrants were exchanged for 1,667 shares of Common Stock, warrants to purchase 43,452 shares of Series A Preferred Stock were exchanged for warrants to purchase 7,242 shares of Common Stock exercisable at $8.40 per share over five years, 18,623 Preferred B warrants were exchanged for warrants to purchase 3,104 shares of Common Stock exercisable at $8.40 per share over five years, and 300,000 Common Stock warrants, exercisable at $1.50 per share over five years, were exchanged for warrants to purchase 50,000 shares of Common Stock at $8.40 per share over five years.

           On March 31, 1993, the Company received gross proceeds of $5,005,000 and net proceeds of $4,121,908 after payments of $883,093 of expenses in connection with the initial public offering and sales of 715,000 units (each unit consisting of one share of Common Stock and one Common Stock warrant). On April 1, 1993, the Company utilized part of the net proceeds from the offering to repay $611,697 of short term borrowings and accumulated interest thereon.

           In accordance with the terms of the Company's initial public offering, the 715,000 Units separated into 715,000 shares of Common Stock and 715,000 Warrants to purchase Common Stock on March 24, 1994. The shares of Common Stock and Warrants trade separately on the OTC Bulletin Board and trading of the Units, all of which have been separated, has ceased.

           On August 17, 1995, S.R. One Limited, the Company's major shareholder, invested cash of $850,000 and converted $400,000 of demand notes and accrued interest of $10,144 into 1,008,115 newly issued shares of Common Stock at $1.25 per share.

           On December 22, 1995, the Company borrowed $500,000 from S. R. One, Limited, under the terms of a demand note agreement bearing interest at the prime rate plus two points.

Note 6.    Stock Option Plan:

           The Company maintains a stock option plan whereby employees, consultants and advisors may be granted incentive stock options ("ISO") or non-qualified stock options ("NSQ") to purchase up to 490,000 shares of the Company's Common Stock. The ISO exercise price is determined by the Compensation and Stock Option Committee subject to a minimum exercise price equal to the fair market value of the Company's Common Stock on the date of the grant. The NSQ exercise price is determined by the Compensation and Stock Option Committee. The options vest over a four year period and expire 10 years from the date of the grant.

                       INTERNATIONAL CANINE GENETICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


           A summary of stock option activity is as follows:

                 Outstanding as of June 30, 1993         42,042           $1.35
                 Granted ........................        82,332           $7.00
                 Granted ........................        99,250           $2.00
                 Exercised ......................          --               --
                 Canceled .......................          --               --
                                                        -------   --------------

                 Outstanding as of June 30, 1994        223,624   $1.35 - $7.00
                 Granted ........................          --               --
                 Exercised ......................          --               --
                 Canceled .......................         5,510   $2.00 - $7.00
                                                        -------   --------------

                 Outstanding as of June 30, 1995        218,114   $1.35 - $7.00
                 Granted ........................       150,450           $1.25
                 Exercised ......................          --               --
                 Canceled .......................        11,465   $1.25 - $7.00
                                                        -------   --------------

                 Outstanding as of March 31, 1996       357,099   $1.25 - $7.00
                                                        =======   ==============

           At March 31, 1996, options for 202,949 shares were exercisable and 132,901 shares were available for future grants under the plan.

           During the nine month period ended March 31, 1996, the Company recognized $24,217, as compensation expense in connection with options granted at a price below the initial public offering price of the Common Stock.

Note 7.    Stock Warrants:

           In March 1993, 715,000 warrants ("Public Warrants") to purchase Common Stock were issued as part of the Company's initial public offering. In this offering, the Company sold 715,000 Units each consisting of one share of Common Stock and one Common Stock warrant. The warrants were originally issued with a term of five years and an initial exercise price of $10.00 per warrant. However, as the Company did not generate revenues of $7 million during the fiscal year ending June 30, 1995, the exercise price was reduced to $5.00 per warrant.

           In addition, the underwriter of the Company's initial public offering received, as part of its compensation, warrants ("Underwriters' Warrants") to purchase 71,500 Units (each Unit consisting of one share of Common Stock and one redeemable Common Stock Warrant). The Underwriters' Warrants were originally issued with a term of five years and an exercise price of $8.40 per Warrant. The Common Stock Warrants contained in the Units had the same terms and characteristics as the Public Warrants issued as part of the initial public offering.

                       INTERNATIONAL CANINE GENETICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


           The terms of the Public Warrant and the Underwriters' Warrant Agreements provided the holders of the Warrants with anti-dilution protection if the Company issued Common Stock or equivalents, including stock options, at a price below the exercise prices of those Warrants. During the year ended June 30, 1994, the Company issued stock options under its 1992 Stock Option Plan at $7.00 per share and $2.00 per share. As a result, the exercise price of the Public Warrants adjusted to $9.66 per Warrant and the number of shares covered by the Public Warrants increased to 740,166 shares. The exercise price of the Underwriters' Warrants adjusted to $1.76 per share and the securities covered by the Underwriters' Warrants adjusted to 341,250 shares of Common Stock and 341,250 Redeemable Warrants. The Redeemable Warrants contained in the Underwriters' Warrants had an exercise price of $9.66 per share and were exercisable into 353,262 shares of Common Stock.

           On August 16, 1995, the Board of Directors approved modifications to the 715,000 Public Warrants. The exercise price of the Public Warrants was reduced from $5.00 per warrant to $1.25 per Warrant and the term of each Public Warrant was extended from March 24, 1998 to March 24, 2000.

           In addition, in order to simplify the Company's capital structure and eliminate certain onerous anti-dilution provisions, the holders of 60,346 warrants to purchase Common Stock at an exercise price of $8.40 per warrant exchanged their warrants for 245,692 warrants to purchase Common Stock with the same terms and conditions as the Public Warrants. Also, the Underwriter of the Company's initial public offering exchanged the 71,500 Underwriters' Warrants for 71,500 warrants to purchase Common Stock on the same terms and conditions as the Public Warrants.

Note 8.    Commitments and Contingent Liabilities:

           The Company leases equipment and office, research, manufacturing/warehouse space under various non-cancelable operating leases with third parties. The leases range from three to five years and require the Company to pay all insurance, taxes and operating expenses.

           During the year ended June 30, 1994, the Company entered into a 5-year lease agreement and expanded its Malvern, PA facility from 4,725 square feet to 9,240 square feet. Also during the year, in connection with its facility expansion, the Company acquired office, product development, manufacturing and warehouse equipment under non-cancelable capital lease agreements. Under the terms of the leases, the Company is required to pay all taxes, insurance premiums and maintenance expenses related to the leased equipment.

           At March 31, 1996, the Company has a letter of credit outstanding in the amount of $15,700 which guarantees a telephone equipment lease. The contract amount of the letter of credit is for approximately 40% of the fair value of the lease at its inception and decreases annually over the life of the lease.

                       INTERNATIONAL CANINE GENETICS, INC.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating Results - Three months ended March 31, 1996 compared with the three months ended March 31, 1995.

Revenues

         Net revenues for the three months ended March 31, 1996 were $461,000 representing an increase of 17% compared to the $394,000 reported for the three months ended March 31, 1995.

         Overall diagnostic product and service revenues increased 24% to $148,000 in the third quarter of fiscal 1996 compared to $119,000 in the same quarter of fiscal 1995. Revenues from the Company's ovulation timing diagnostic kits sold to veterinarians increased 20% to $132,000 in the fiscal 1996 quarter from $110,000 in the fiscal 1995 quarter as the Company continued to expand the market awareness of the benefits of these products. Optimate, the Company's at-home ovulation confirmation test sold to dog breeders and which was introduced in October, 1995, contributed $12,000 to overall diagnostic revenues during the fiscal 1996 quarter. Partially offsetting the above increases were lower revenues from the Company's in-house testing services which declined from $10,000 in the fiscal 1995 quarter to $4,000 in the fiscal 1996 quarter. The reduction was due in part to the use, by veterinarians, of the Company's diagnostic kits compared to the in-house testing service.

         Overall revenues from PennHIP, the Company's canine hip dysplasia diagnostic technology, grew 41% to $87,000 in the fiscal 1996 quarter from $62,000 in the fiscal 1995 quarter. Revenues from the training of new veterinarians in the PennHIP technology increased 42% to $67,000 in the fiscal 1996 quarter from $47,000 in the fiscal 1995 quarter. This increase was due entirely to the initiation of the PennHIP program in Japan. In March, 1996, the Japan Kennel Club (JKC) agreed to include PennHIP in the JKC HIP Registry and the Company conducted the first international training seminar for veterinarians in Tokyo and Kyoto. These training seminars contributed $45,000 to total training revenues. Revenues from the Company's evaluation of PennHIP radiographs, submitted by trained and certified veterinarians, increased 36% to $20,000 in the fiscal 1996 quarter from $15,000 in the fiscal 1995 quarter.

         Overall breeding services revenues, which consist of frozen and chilled semen products and services, increased 8% to $180,000 in the fiscal 1996 quarter from $167,000 in the fiscal 1995 quarter. Frozen semen revenues increased 10% to $140,000 in the fiscal 1996 quarter from $127,000 in the fiscal 1995 quarter. The increase was principally due to higher frozen semen revenues generated at the Company's Malvern, PA facility and by independently owned and operated semen freezing centers, driven by increased awareness and acceptance of the benefits of frozen semen by dog breeders and their veterinarians, as well as increased frozen semen storage fees.

         Overall chilled semen revenues increased 1%. Higher veterinary reproductive service fees offset slightly lower revenues from sales of kits to perform chilled semen breedings and veterinary training materials.

         Nutritional supplement revenues increased 15% to $22,000 in the fiscal 1996 quarter from $19,000 in the fiscal 1995 quarter.

                       INTERNATIONAL CANINE GENETICS, INC.

           During the three months ended March 31, 1996, revenues from the Duurstede line of grooming products declined 17% from $9,000 in the fiscal 1995 quarter to $7,000 in the fiscal 1996 quarter. The decline was due primarily to the timing of dog show distributor orders.

           During the third quarter of fiscal 1995, the Company recorded revenues of $6,000 in connection with the Military Working Dog contract. As the first and second phases of this contract are now complete, the Company did not generate any revenue in the fiscal 1996 quarter from this activity. The Company expects to complete the third and final phase of the contract during the fourth quarter of fiscal 1996.

Gross Profit

           Gross profit increased 9% to $201,000 in the fiscal 1996 quarter from $184,000 in the fiscal 1995 quarter. The gross profit margin for the fiscal 1996 quarter was 43.6% of net revenues compared to a gross profit margin of 46.8% of net revenues in the fiscal 1995 quarter. The major reason for the decline in the gross profit margin was the cost involved in conducting the PennHIP training sessions in Japan which was significantly higher than domestic training sessions.

Operating Expenses

           Research and development expenditures increased 3% to $145,000 in the fiscal 1996 quarter from $141,000 in the fiscal 1995 quarter. The increase in expenses is due entirely to the costs involved with the development of a canine pregnancy test kit.

           Selling, general and administrative expenses declined 13% from $416,000 in the fiscal 1995 quarter to $363,000 in the fiscal 1996 quarter. The major reasons for this reduction were expense control measures implemented by the Company in December, 1995, which included a reduction in the number of employees.

           Advertising and promotional expenses declined 46% from $96,000 in the fiscal 1995 quarter to $52,000 in the 1996 quarter. The decline is due entirely to the expense control measures implemented by the Company in December, 1995 which curtailed advertising expenditures.

Loss from Operations

           The Company's loss from operations declined 23% to $359,000 in the fiscal 1996 quarter from $468,000 in the fiscal 1995 quarter, as a result of the growth in revenues and gross profit and the reduction in operating expenses.

Interest Income

           Interest income for the three months ended March 31, 1996 was $3,000 compared to $5,000 for the three months ended March 31, 1995. The decrease in interest income was due entirely to the reduced amount of cash available for investment by the Company.

                       INTERNATIONAL CANINE GENETICS, INC.

Interest Expense

           Interest expense in the 1996 fiscal quarter was $24,000 compared to $12,000 in the 1995 fiscal quarter. The increase is due entirely to the interest expense incurred on the S. R. One, Limited., bridge loan of $500,000, which was borrowed in December, 1995 to continue to fund operations.

Other Income and Expense

Net Loss per Share of Common Stock

           The net loss per share of Common Stock for the fiscal 1996 quarter was $0.13 compared to a net loss per share of Common Stock of $0.26 during the fiscal 1995 quarter. The increase in the number of shares of Common Stock outstanding during the fiscal 1996 quarter accounted for $0.08 of the reduction in the net loss per share while a reduction in the Company's net loss accounted for $0.05 of the reduction in the net loss per share.


Operating Results - Nine months ended March 31, 1996 compared with the nine months ended March 31, 1995.

Revenues

           Net revenues for the nine months ended March 31, 1996 were $1,219,000, representing a 12% increase compared to the $1,088,000 in net revenues reported for the nine months ended March 31, 1995.

           Overall diagnostic revenues increased 16% to $363,000 for the nine months ended March 31, 1996 compared to $314,000 for the comparable nine months ended March 31, 1995. Revenues from the Company's ovulation timing kits sold to veterinarians increased 14% to $322,000 in the fiscal 1996 period from $281,000 in the fiscal 1995 period as the Company continued to expand the awareness of its ovulation timing products. Optimate, the Company's at-home ovulation confirmation test which is sold to dog breeders and which was introduced in October, 1995, contributed $28,000 to overall diagnostic revenues. Partially offsetting the above increases were lower revenues from the Company's in-house testing services which declined from $33,000 in the fiscal 1995 period to $14,000 in the fiscal 1996 period. The decline was due primarily to the use, by veterinarians, of the Company's diagnostic kits compared to the Company's in-house testing service.

           Overall PennHIP revenues grew 7% to $201,000 in the fiscal 1996 period from $188,000 in the fiscal 1995 period. Revenues from the Company's evaluation of PennHIP radiographs, increased 98% to $58,000 in the fiscal 1996 period from $29,000 in the fiscal 1995 period as the Company continued to expand its network of trained and certified veterinarians who are making PennHIP available to their clients. Revenues from training new veterinarians in the PennHIP technology declined 10% to $143,000 in the fiscal 1996 period from $159,000 in the fiscal 1995 period as the Company trained fewer veterinarians domestically.

           Overall breeding services revenues, which include both frozen and chilled semen, increased 12% to $506,000 in the fiscal 1996 period from $452,000 in the fiscal 1995 period. Frozen semen revenues increased 17% to $400,000 in the fiscal 1996 period from $341,000 in the fiscal 1995 period. Revenues from the collection and freezing of semen at the Company's Malvern, PA facility and through the network of independently owned and operated veterinary practices increased 5% to $249,000 in the fiscal 1996 period from $238,000 in the fiscal 1995 period. Revenues from the long term storage of frozen semen increased 37% to $98,000 in the fiscal 1996 period from $72,000 in the fiscal 1995 period. Revenues from the training and equipping of new veterinary centers in the

                       INTERNATIONAL CANINE GENETICS, INC.

collecting and freezing of semen added $52,000 to the overall increase of frozen semen revenues during the fiscal 1996 period compared to $53,000 during the fiscal 1995 period.

           Overall chilled semen revenues declined 4% to $106,000 in the fiscal 1996 period from $111,000 in the fiscal 1995 period. Higher revenues from reproductive veterinary services, which increased to $24,000 in the fiscal 1996 period from $19,000 in the fiscal 1995 period, were offset by lower revenues from kits to perform long range breedings and from veterinary training materials.

           Nutritional supplement product revenues declined 9% from $66,000 in the fiscal 1995 period to $60,000 in the fiscal 1996 period as the Company has been actively evaluating alternate means of marketing and distribution

           Revenues from the Company's grooming products, which it markets under an exclusive marketing agreement entered into in September, 1994, increased from $13,000 in the fiscal 1995 period to $31,000 in the fiscal 1996 period.

Gross Profit

           The Company's gross profit increased 7% from $498,000 for the nine months ended March 31, 1995 to $533,000 for the nine months ended March 31, 1996. The gross profit margin declined to 43.8% of net revenues in the fiscal 1996 period from 45.7% of net revenues in the fiscal 1995 period. The major reason for the decline in the gross profit margin was the higher cost involved in conducting the PennHIP training seminars and from increased facility overhead expenses.

Operating Expenses

           Selling, general and administrative expenses declined 2% to $1,138,000 in the fiscal 1996 period from $1,162,000 in the fiscal 1995 period. The expense decline was due to expense control measures implemented by the Company in December, 1995, which included a reduction in the number of employees.

           Advertising and promotional expenses increased 11% to $244,000 in the fiscal 1996 period from $219,000 in the fiscal 1995 period. The increase in advertising and promotional expenses was due primarily to market introduction activities related to Optimate, the Company's at-home ovulation confirmation test, which was released to the market in October, 1995.

Loss from Operations

           The Company's loss from operations decreased 2% to $1,266,000 in the fiscal 1996 period from $1,297,000 in the fiscal 1995 period and was due entirely to the increase in sales and gross profit.

Interest Income

           Interest income for the nine months ended March 31, 1996 was $12,000 compared to $27,000 for the nine months ended March 31, 1995. The decline in interest income was due entirely to the reduced amount of cash available for investment by the Company.

                       INTERNATIONAL CANINE GENETICS, INC.

Interest Expense

         Interest expense for the nine months ended March 31, 1996 was $51,000 compared to $35,000 for the nine months ended March 31, 1995. The primary reason for the increase was the interest incurred on the $500,000 borrowed from S. R. One, Limited in December, 1995.

Net Loss per Share of Common Stock

         The net loss per share of Common Stock was $0.49 for the fiscal 1996 period compared to $0.71 for the fiscal 1995 period. The decrease in the loss per share of Common Stock was due entirely to the increase in the number of shares outstanding as a result of the $1,250,000 investment by S. R. One, Limited in August, 1995. The impact of the increase in the number of shares of Common Stock outstanding was to reduce the net loss per share of Common Stock in the fiscal 1996 period by $0.23 per share.

Liquidity and Capital Resources

         At March 31, 1996, the Company had a net working capital deficiency of $445,000 and net cash used in operating activities for the nine months ended March 31, 1996, of $1,304,000. The Company has incurred losses from inception and had an accumulated deficit of $12,283,000 as of March 31, 1996. These facts raise substantial doubt about the Company's ability to continue as a going concern. The Company will require funds in addition to those currently available to continue its sales, marketing and product development activities for at least the next twelve months. To that end, on August 17, 1995, S. R. One, Limited, the Company's majority shareholder, invested $850,000 and converted $400,000 of demand notes and accrued interest of $10,144 into 1,008,115 shares of newly issued Common Stock at $1.25 per share. In addition, on December 22, 1995, S. R. One, Limited advanced to the Company $500,000 under the terms of a demand note bearing interest at the prime rate plus two points. Management continues to explore other financing options, however, no assurances can be given that such funds will be available or that such funds will be available on terms which are satisfactory or advantageous to the Company or its shareholders.

         The Company had a cash flow deficiency from operations of $1,304,000 for the nine months ended March 31, 1996, compared to a deficiency of $1,319,000 for the nine months ended March 31, 1995. The Company's net loss increased from $1,292,000 in the fiscal 1995 period to $1,305,000 in the fiscal 1996 period as the increase in operating expenses outpaced the growth of revenues and gross profit. The increase in operating expenses was due entirely to costs associated with the market introduction of Optimate, the Company's new at-home ovulation confirmation diagnostic test kit, which was introduced in October, 1995. The Company expects to continue spending for research and product development, selling, general and administrative and advertising and promotional activities and expects cash flow from operations to continue to be negative unless and until such time as revenues and gross profits from sales of products and services exceed operating expenditures.

         During the nine months ended March 31, 1996, the Company purchased approximately $3,000 of capital equipment. The Company, subject to the availability of resources, expects to continue to invest in capital equipment based on its need to expand capabilities to support research, product development, manufacturing and distribution, the PennHIP program and to accommodate increased sales volume.

         On October 19, 1995, the Company signed an agreement with the Cornell Research Foundation, the University of Medicine and Dentistry of New Jersey and New York University for the exclusive rights to the U. S. patent entitled

                       INTERNATIONAL CANINE GENETICS, INC.

"Relaxin Testing for Early Detection of Pregnancy in Dogs." Payments associated with this agreement and legal fees incurred with this transaction amounted to $41,000. In addition, the Company has entered into a Sponsored Research Agreement with each university for the co-development of a canine pregnancy test kit based on the underlying technology covered by the patent.

Part II      OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                NOT APPLICABLE

ITEM 2.         CHANGES IN SECURITIES
                NOT APPLICABLE

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                NOT APPLICABLE

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                NOT APPLICABLE

ITEM 5.         OTHER INFORMATION
                NOT APPLICABLE

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                NOT APPLICABLE

                       INTERNATIONAL CANINE GENETICS, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            International Canine Genetics, Inc.
                                            (Registrant)



Date:    May 14, 1996                       /s/ Paul A. Rosinack
                                            -------------------
                                            Paul A. Rosinack
                                            President and
                                            Chief Executive Officer


Date:    May 14, 1996                       /s/ John R. Bauer
                                            ----------------
                                            John R. Bauer
                                            Chief Financial Officer, Treasurer
                                            and Secretary