Form 10KSB
period 1996-06-30
INTERNATIONAL CANINE GENETICS INC
filed 1996-09-30
CIK 873166

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended June 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

     For the transition period from ______________ to _______________.

Commission file number  0-21410
                        -------

                       INTERNATIONAL CANINE GENETICS, INC.
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                         23-2418859
- ---------------------------------                      ------------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

  271 Great Valley Parkway, Malvern PA                        19355
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (610) 640-1244

Securities registered under Section 12(b) of the Exchange Act:  None

      Securities registered under Section 12(g) of the Exchange Act:

       Common Stock, par value $.00006 per share, and Redeemable Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,651,220

The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant was approximately $520,000 (computed on the basis of the average of the bid and ask prices of a share of Common Stock on September 18, 1996 as reported by NASDAQ). Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On September 18, 1996, the Registrant had 2,819,530 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):

       YES ____,     NO  __X__

                                     PART I

Item 1.  Description of Business

      International Canine Genetics, Inc. is engaged in the business of developing, manufacturing and marketing products and services that serve the needs of veterinary specialty markets for companion animals. Currently, the Company is focused on developing new technology into high value added products and services for breeders and owners of purebred dogs and their veterinarians. The Company currently sells its products and services in four specialized markets: canine reproduction, genetic disorders, nutritional supplements and grooming products.

      U.S. Government statistics state that approximately 36 million households in the United States own 52.3 million dogs. According to the American Kennel Club, there are 22 million purebred dogs in the U.S. Of the total 2.5 million U.S. annual dog breedings, ICG estimates that one million breedings of purebred dogs occur in the United States annually. Each year approximately 750,000 purebred dog litters are born (whelped) producing approximately 3,450,000 purebred puppies. This one million purebred dog breeding estimate includes show dogs, sporting dogs, and special situation dogs (i.e. Seeing Eye, MWD, etc.). The international market for ICG's products and services is comparable in size to that of the United States. Europe, Japan, Canada, Australia and New Zealand represent the vast majority of potential revenues.

      The objective of most breeders of purebred dogs is to improve the breed with each litter. Substantial time and attention is devoted to selecting the correct breeding partner in order to avoid genetic disorders and other undesirable traits. Frequent breeders, those involved with show or field trial competition, study pedigrees and performance records of dogs to determine the optimal breeding partner. Often the best stud dog for a bitch lives some distance away and breeding requires traveling a substantial distance or shipping the dog.

      Most breedings are conducted by natural methods. The generally accepted protocol requires the owners of female dogs to drive or ship their dogs to the stud owner's kennel for one to three services over several days. If the owner of a female dog wishes to breed it to a stud dog outside the immediate area, the cost, time, stress and risk to the dog of injury or death increases dramatically. International breedings are exceedingly rare due to these risk factors, the significant expense of such breedings and quarantine requirements. Even so, many breeders report that up to half of their breedings are conducted over a long distance where a dog is shipped by air or driven many hours. Other breeders, in order to avoid the inconvenience and risks associated with long distance breedings, opt to breed their bitches to a stud dog that is locally available. The locally available stud dog may be closely related to the bitch, increasing the likelihood of promoting undesirable genetic traits due to inbreeding.

      Breeders are further limited by the lack of veterinary assistance and support in the area of canine reproduction. Prior to the availability of the Company's products and services, many veterinarians were unable to offer basic reproductive diagnostic services such as ovulation timing and pregnancy testing because diagnostic products were not available and because most veterinary schools offer little or no training regarding canine reproduction. The Veterinary Economics and Veterinary Medicine July, 1995 data base stated that 38,230 veterinarians specialized in small animal practice at 20,803 clinic/hospital locations throughout the U.S. ICG currently sells its products and services to 4,500 veterinary clinics/hospitals in the U.S. (approximately 22%). Upside potential is substantial and future market penetration can be achieved through expanded product distribution and new product introduction.

      The Company has begun to address the genetic disorder market with the introduction of the PennHIP(R) diagnostic service. More than 300 genetic defects have been identified in dogs. Despite more than a quarter century of international efforts at eradication, Canine Hip Dysplasia (CHD) is the most common, heritable orthopedic problem occurring in dogs. A degenerative joint disease, CHD is painful and can be extremely debilitating. Though it affects virtually all breeds of dogs, it is especially a problem in large and giant breeds, such as Golden Retrievers, Labrador Retrievers, German Shepherds and St. Bernards. In the United States alone, dogs affected number in the millions.

      In the area of nutritional supplements, the Company has developed and is marketing two life cycle nutritional supplements which address the nutritional requirements of dogs during gestation and lactation and various stages of life and activity levels. The Company entered the grooming products market through its agreement with the W. R. Van Wyck Group, Limited for the exclusive marketing and distribution rights for the Duurstede(R) line of premium coat and skin care products.

Sale of Company's Assets

      On July 23, 1996, the Company entered into a purchase agreement, which was amended on September 7, 1996, with Synbiotics Corporation ("Synbiotics") for Synbiotics to acquire substantially all of the assets and certain liabilities of the Company in exchange for the issuance of 1,400,000 shares of Synbiotics Common Stock (the "Shares"). The number of Shares is subject to adjustment if the market price per share of Synbiotics Common Stock is above $3.50 or below $2.50 per share at the closing. In addition, up to 50,000 of the Shares will be withheld from the Company unless the Company is able to satisfy certain conditions regarding patent concerns relating to one of the Company's products. Following the acquisition, which is subject to approval by the Company's stockholders and Synbiotics' shareholders (if required), and the satisfaction by the Company of its remaining unassumed liabilities, the Company intends to redeem its stock from certain participating stockholders, which the Company anticipates will include all but two of the Company's stockholders. The actual number of Shares to be distributed to each of such stockholders will depend upon the amount of the Company's liabilities not assumed in the acquisition. The Company intends to satisfy certain unassumed liabilities from the proceeds of the sale of some of the Shares and by the transfer of certain of the Shares to satisfy up to $1,419,000 of debt.

      Following the acquisition, the Company's stock will cease to be publicly traded. In addition, upon consummation of the acquisition, the Company's President and CEO will become Vice President and General Manager, Animal Health, of Synbiotics.

Existing Products and Services

Canine Reproduction

      Ovulation Timing Diagnostic Products. The Company's ovulation timing products assist breeders in more accurately determining when the female dog is fertile. Improper timing is a primary cause of missed breedings, a problem that can cut conception rates in half.

      A female dog comes into heat once every six to eight months with the heat cycle lasting between 15 and 30 days. The fertile period during each heat cycle lasts only two to three days and cannot be accurately determined without hormone testing. Missed breedings require a six to eight month waiting period prior to the next attempt and, therefore, can create a major problem in a breeding program. The effective breeding life of most female dogs is only about four to six years, or eight to twelve heat cycles.

      In June of 1989, the Company introduced its first ovulation timing diagnostic test for veterinarian use, ICAGENTM Target, which was co-developed and is manufactured by an unaffiliated company. In June, 1992, the Company introduced an internally developed ovulation timing test, Status-Pro(TM), which is superior to the original test. Status-Pro(TM) is manufactured by the Company at its Malvern facility. Because demand exists from customers unwilling to change practices which have worked in the past, the Company continues to sell ICAGEN(TM) Target although it believes Status-Pro(TM) to be simpler to use. Each product is sold in a kit which provides enough tests to time two heat cycles. In April, 1994, the Company introduced a canine LH/Progesterone testing service to provide veterinarians with quantitative test results for breedings using frozen semen or chilled semen of poor quality. In February, 1995, the Company introduced Status-LH(TM), the first in-clinic diagnostic test to measure canine luteinizing hormone (LH) for timing ovulation.

      Although the initial market for these products and services has been breeders with bitches which have had difficulty conceiving, breeders are beginning to use these products and services routinely. The current products require breeders to make several trips to their veterinarians for testing until the fertility peak has been determined. Nevertheless, these products and services have been well received by dog breeders despite the cost and inconvenience involved in visiting veterinarians. Status-Pro(TM), Status-LH(TM) and ICAGEN(TM) Target are sold direct by the Company and have been well received by veterinarians who are now able to offer an additional service to dog breeders.

      On October 19, 1995, ICG introduced OPTIMATE(TM), the first at-home canine ovulation confirmation test available to dog breeders. OPTIMATE(TM) is an easy to use, urine based test that allows dog breeders to confirm, at home, that ovulation has occurred and that it is appropriate to proceed with their planned natural breeding. Additionally, the Company believes that OPTIMATE(TM) will become an important preliminary diagnostic tool to enable breeders to identify dogs experiencing abnormal ovulation and encourage breeders to seek veterinary help to isolate the underlying causes.

      The target market for OPTIMATE(TM) is the estimated 850,000 U.S. purebred dog breedings that occur every year without the benefit of technology or the involvement of a veterinarian. OPTIMATE(TM) is available directly from ICG, through veterinarians, and from a select number of dog show product distributors throughout the United States. International product introduction is scheduled to begin during the second quarter of fiscal 1997. With the release of OPTIMATE(TM), ICG provides dog breeders and their veterinarians the most comprehensive system of canine ovulation timing products in the world.

      Pregnancy Testing. The Company introduced what it believes to be the first canine pregnancy testing service in the United States, the ICAGEN(TM) Pregnancy Test, in July, 1990. The Company's current pregnancy testing service is based upon technology licensed to the Company. The license agreement provides the Company with the exclusive right to use the pregnancy test in the United States for a period of five years beginning July 13, 1990 and provides for an automatic five year renewal of the license. Kits are sold to veterinarians who collect and ship a blood sample to the Company for testing. The ICAGEN(TM) Pregnancy Test is 95% accurate and can detect pregnancy during a window of 28 to 37 days after breeding (total gestation is 63 to 65 days). The initial market for the Company's existing pregnancy testing service has been serious breeders who use this service to confirm the results of a palpation examination or in lieu of an expensive ultrasound procedure.

      On November 6, 1995, ICG concluded an agreement with the Cornell Research Foundation, the University of Medicine and Dentistry of New Jersey-New Jersey Medical School and New York University for the exclusive rights to a U.S. patent entitled "Relaxin Testing for Early Detection of Pregnancy in Dogs". In addition, the Company entered into a Sponsored Research Agreement with each of the universities for the co-development of a canine pregnancy test kit based on the underlying technology covered by the patent.

      The Company believes that there are currently no inexpensive and reliable methods available commercially for early detection of canine pregnancy for the estimated one million purebred dog breedings in the U.S. as well as the millions of other dog owners. In addition, a test to rule out pregnancy in dogs as a pre-surgical screen is of high interest to veterinarians.

     ICG's goal is to develop and validate a simple qualitative test for use in the veterinary clinic that can reliably determine the success or failure of a planned breeding, artificial insemination or the inadvertent exposure of valuable females to unwanted males. This in-clinic product can also be used as a pre-surgical screening test. Market introduction is targeted for the first quarter of calendar 1997.

      A second product, an at-home pregnancy test is planned for introduction approximately one year following the in-clinic test to complement ICG's other over the counter diagnostic product, OPTIMATE(TM), and to address the large portion of the market that breeds their dogs without the involvement of a veterinarian. In addition, there is evidence that Relaxin may be an early indicator of feline pregnancy, a test for which could provide a logical expansion of activities into the broader companion animal market.

      Artificial Insemination Products and Services. The Company's artificial insemination products and services, introduced in fiscal 1989, include semen freezing and chilling systems which incorporate proprietary buffers designed specifically for the dog. Buffers are chemical solutions added to semen which minimize damage to sperm cell function during freezing, chilling and transportation. These buffers are sold in kits for overnight shipping of semen together with a variety of other supplies necessary for artificial insemination. These products enable breeders to conduct long distance and international breedings using chilled or frozen semen and artificial insemination thereby eliminating the constraints of time, distance, shipping stress and risk to the animals. Frozen semen can be shipped to most countries for breeding thereby making stud dogs around the world available. Frozen semen also permits breedings for years after the dog's natural life span.

      The Company's Fresh Express(R) system for chilled semen shipping allows breeders to ship semen overnight between veterinarians to conduct long distance breedings without shipping dogs. The kit includes all of the supplies and instructional materials necessary to collect and ship the semen and to document the breeding. Kits for semen shipping are sold to the 894 veterinarians participating, under contract, in the Company's veterinarian referral network ("ICG Network Veterinarians"), as well as other veterinarians who then provide the total service for the breeder. The total service includes the collection of semen from the stud, shipment of the semen using the Fresh Express(R) kit to the bitch's veterinarian, artificial insemination of the bitch by the bitch's veterinarian and the completion by both veterinarians of the documentation contained in the Fresh Express(R) kit necessary to register the puppies as purebred with the American Kennel Club or other pedigree registering organization.

      The Company also offers semen freezing services, breeding supplies and instructional materials to breeders directly and through freezing centers and ICG Network Veterinarians. Freezing services are performed at the Company's Malvern facility and through 43 freezing centers located in North America, seven freezing centers located in Australia and New Zealand, and one center in the United Kingdom. In addition, ICG has assisted the Seeing Eye, Moorestown, NJ and the Military Working Dog Program, Lackland AFB, TX establish semen freezing centers for their special breeding requirements. Freezing centers are independently owned and operated by veterinarians trained by ICG. Pursuant to contractual arrangements with the Company, these freezing centers offer semen freezing services using the Company's proprietary technology and products. In addition to training, the veterinarians operating freezing centers receive technical and marketing support, and purchase the equipment and supplies necessary to operate the freezing center from the Company.

      Veterinarians operating freezing centers freeze semen as part of the services offered in their practices. Several times each year the collected frozen semen is shipped to the Company for long term storage at the Company's Malvern facility. Each year thereafter, the Company bills the stud owner for storage of the semen. At present, the Company has frozen semen stored for over 2,700 dogs. The Company's long-term semen storage facilities located in the United States meet the requirements of the

American Kennel Club including those relating to the maintenance of appropriate security and records systems necessary to verify pedigree.

      Ancillary Products. The Company sells various breeding-related products such as training videos, educational literature and seminars, laboratory supplies and record keeping systems.

Canine Genetic Disorders

      Canine Hip Dysplasia Diagnosis. Canine Hip Dysplasia (CHD) is the most common, heritable orthopedic problem occurring in dogs. It affects virtually all breeds of dogs but it is especially a problem in large and giant breeds. Dogs affected number in the millions in the United States alone. A degenerative joint disease, CHD is painful and can be extremely debilitating.

      In December, 1993, ICG concluded an agreement with the University of Pennsylvania for the exclusive worldwide rights to commercialize the PennHIP(R) technology, a new scientific method for the early diagnosis and screening of Canine Hip Dysplasia. The technology is being marketed under the University of Pennsylvania registered trademark PennHIP(R) for which ICG also obtained an exclusive worldwide license. The PennHIP(R) method for evaluating dogs for CHD was developed during eleven years of intensive research involving biomechanics, clinical medicine, radiology, population genetics and associated statistical analysis by Dr. Gail K. Smith at the University of Pennsylvania. On January 9, 1996 a U.S. patent was issued for the PennHIP(R) method and other key aspects of the technology.

      Based on scientific data, the Company believes that the PennHIP(R) method surpasses other diagnostic methods in the ability to accurately predict susceptibility to developing CHD. The method can be performed on dogs as young as sixteen weeks of age compared with two years using the standard technique. The ability to receive an early estimate of a dog's hip integrity is important whether the dog is intended for breeding, working or a family pet. The reliability of the data generated by PennHIP(R) will allow breeders to confidently identify the tightest hip members of their breeding stock and accurately assess the progress they are making with their breeding program as they strive to reduce the amount of hip laxity in their dogs.

      Veterinarians wishing to become members and participate in the Company's PennHIP(R) Referral Network of trained and certified veterinarians attend a program taught by Dr. Gail Smith. During this program, veterinarians are instructed on the basis of the technology and proper positioning of the dog during X-ray. After training, veterinarians are required to submit test radiographs to the Company for interpretation. If the radiograph's quality is acceptable, the veterinarian is then certified. The cost of certification is included in the training seminar fee. Only certified veterinarians can submit radiographs to the Company for interpretation with results reported back to the veterinarian and dog owner.

      ICG began offering PennHIP(R) training seminars to veterinarians in the U.S. in June, 1994. Since that time, 763 veterinarians have been trained in U.S. seminars. Of the total veterinarians trained, 487 have been certified by the Company and are offering PennHIP(R) to their clients. Certified veterinarians have the option to join the PennHIP(R) Referral Network by contractually agreeing to receive referrals from the Company. As of June 30, 1996, 424 certified veterinarians have joined the PennHIP(R) Referral Network.

      CHD is a worldwide problem. Interest in PennHIP(R) is as high in the major international dog markets (i.e. Europe, Japan, Canada, Australia) as it is in the United States. Since June of 1994, 38 international veterinarians from Canada, Australia, Spain, France, Denmark, the Netherlands and Japan have attended training seminars in the United States.

      On March 5, 1996, the Japan Kennel Club (JKC) agreed to adopt PennHIP(R) as the method of CHD evaluation for the JKC HIP Registry. The JKC, the largest dog registry in Japan, has approximately 150,000 members with over 350,000 dogs registered.

      As part of the JKC HIP Registry, only dogs tested by the PennHIP(R) method will be registered in the JKC studbook. PennHIP(R) results will also be recorded in each dog's certified pedigree and published in the JKC magazine along with the PennHIP(R) requirements of breeding and registering puppies. Under the agreement, ICG will provide the training and certification of Japanese veterinarians, the for-fee measurement of PennHIP(R) radiographs and the program database management. A total of seventy-one veterinarians, university professors and JKC representatives attended the first two training sessions in Tokyo and Kyoto the week of March 25, 1996.

      In order to expedite the receipt of films from Japan and other international markets, streamline the measurement of all films and maximize the overall profitability of PennHIP(R), the Company has begun a project to automate the PennHIP(R) process. Target completion of phase one of the project is late 1996. Longer term, it is expected that automation will enable the Company to process the projected increase in PennHIP(R) films with existing manpower resources.

      ICG has also been informed by the American Kennel Club (AKC) that it is developing an "Information and Health Database" for its members and that PennHIP(R) test results will be included. While the AKC breeding requirements will not be as stringent as those of the JKC, inclusion in this program represents an endorsement by the primary dog registry in the U.S. that PennHIP(R) is an effective genetic screening tool.

      Canine Nutrition

      Nutritional Supplements. The Company has developed and is marketing two life cycle nutritional supplements, ICG Stress Formula(TM) and ICG Coat & Skin Formula(TM). These products are marketed to dog owners who recognize the increased nutritional requirements and the stress to the bitch related to breeding, gestation and lactation and the importance of maintaining the general health of their dogs which is reflected in the condition of a dog's coat and skin. The Company's nutritional supplement products are manufactured to the Company's specifications by an unaffiliated company under the supervision of the consultant with whom the Company has contracted for the development of nutritional supplements.

Grooming Products

      In September, 1994, the Company concluded an agreement with the W. R. Van Wyck Group, Limited of Canada for the exclusive marketing and distribution rights to the Duurstede(R) line of premium coat and skin care products for dogs in the United States and selected international markets. Developed in research facilities in Europe and Canada, the Duurstede(R) line of products offers a comprehensive, easy to use system that addresses the needs of all coat types.

Marketing and Sales

      The Company markets directly to breeders in North America through mailings, advertisements in trade magazines and by participating in major dog shows. Currently, the Company's database contains over 85,000 breeders.

      The ICG "typical breeder client" is a dog enthusiast spending an average of one-half of their weekends each year involved in some activity with their dogs. A favorite activity of ICG clients is participating in AKC sanctioned dog shows or field trials of which over 13,000 are held each year in the U.S. In order to provide easy access to ICG's nutritional supplements, grooming products, consumer breeding products and prepare for the market introduction of OPTIMATE(TM), the Company entered into distribution agreements with six regional dog show distribution companies in 1995.

      Breeding supplies and instructional materials are also offered directly to breeders through a toll free number. The toll free number is staffed by a veterinarian and trained technicians and provides the Company with an opportunity to build an awareness of its products and services directly with breeders. ICG generally receives over 3,000 toll free telephone calls per month requesting technical, product and service information and to place orders. To improve timely response and follow-up, the Company has organized a sales/telemarketing group which routinely contacts potential customers to sell the Company's products or make veterinary referrals. Network Veterinarians are also contacted by the sales/telemarketing group to market the Company's products and perform selected market research.

      The major part of the Company's marketing strategy is designed to increase the involvement of veterinarians in the dog breeding process. The Company instituted training programs in fiscal 1990 to develop a network of qualified veterinarians to deliver the Company's Canine Reproduction products and services and in June, 1994 to develop a PennHIP(R) Referral Network. As of June 30, 1996 there were 896 veterinarians in the Company's Reproduction Network and 424 veterinarians in the Company's PennHIP(R) Referral Network.

      Through its direct breeder marketing activities, the Company is able to provide client referrals to Network Veterinarians thereby enabling them to increase revenues by attracting new breeder clients and by offering new services to existing clients. Network Veterinarians receive a product purchase discount and an opportunity to resell selected Company products. Additionally, the Company provides extensive marketing support and training to Network Veterinarians. The Company maintains a veterinary services staff to answer technical inquiries and a customer support staff to market the Company's products and perform general customer service.

      The Company believes that Western Europe, Japan, Canada, Australia and New Zealand offer a significant opportunity for its products and services since the problems confronted by breeders of purebred dogs are similar to those found in the United States. The Company has established freezing centers in Canada, Australia, New Zealand and the United Kingdom and has entered into distribution agreements for its diagnostic products with companies in Australia, Canada, Italy and Finland. Under the agreements, the distributors are able to purchase diagnostic and other products at specified discounts from retail prices subject to minimum order requirements. All sales are denominated in U.S. dollars. The distributors have undertaken to promote sales of the Company's products through various advertising and promotional programs.

Manufacturing and Operations

      The Company currently manufactures its Status-Pro(TM), Status-LH(TM) and OPTIMATE(TM) products for ovulation timing at its Malvern facility. By manufacturing these products, the Company believes it maintains greater control of quality and is better able to limit outside access to its proprietary technology. The Company also assembles the kits for Fresh Express(R) and packages ancillary products at its Malvern facility.

     The Company's ICAGEN(TM) Target test for ovulation timing is manufactured by an unaffiliated company which co-developed that product. The nutritional supplement products are manufactured to the Company's specifications under the direct supervision of a consultant to the Company by an unaffiliated manufacturer. The Company's proprietary buffers used in its Fresh Express(R) kit and frozen semen operations are manufactured by an independent contractor.

      ICG relies on single sources of supply for certain of the key components of products it manufactures. However, it believes that alternative sources for these components are available and generally maintains an adequate inventory to avoid temporary product flow interruptions. In addition, although ICG does not have supply contracts with suppliers of its diagnostic and nutritional supplement products, ICG believes that other contract manufacturers are available in the event a manufacturer is unable or unwilling to supply products to the Company.

      The Company may be subject to product liability claims based upon product failure or improper use of products by customers. The Company maintains product liability insurance of $1,000,000 per occurrence, subject to an annual aggregate limit of $1,000,000. The Company, based upon its experience and industry practice, believes that its insurance coverage is adequate for its present operations.

Competition

      The Company believes that its products and services are targeted at emerging markets in which there is only fragmented competition. The primary competition for the Company's artificial insemination products and services is, and is projected to remain, natural breeding. Regional competition exists in the area of artificial insemination from a number of small businesses including veterinarian sole practitioners who offer semen freezing services through their practices. The Company is not aware of any national or international companies marketing artificial insemination products or services in competition with the Company. Several companies market nutritional supplements which compete with those of the Company. Also, various companies and research and academic institutions are working in the areas of canine genetic research and fertility management. To date, this research has not resulted in products or services which compete with those offered or under development by the Company. Although, as described above, the Company's competition to date has been limited, primarily because the Company is creating a new market, the Company believes that competition will increase as the market for the Company's products and services expands.

      The Orthopedic Foundation for Animals (OFA), a non-profit foundation, does present established competition for the Company's PennHIP(R) product. The OFA has been providing a diagnostic service for Canine Hip Dysplasia in the U.S. for over twenty years. However, the Company believes the PennHIP(R) diagnostic service, which is a quantitative test, is superior to the OFA's qualitative diagnostic testing service due to published scientific studies and data. ICG believes it can successfully compete with the OFA for the U.S. Canine Hip Dysplasia testing market.

Patents, Trademarks and Licenses

      The Company has been issued two patents from the U.S. Patent and Trademark Office relating to certain aspects of its pregnancy and ovulation timing tests, both of which are currently under development by the Company. The Company has chosen not to obtain patent protection in foreign countries and has foregone the option to do so. The Company has elected to maintain its formulas for semen freezing and chilling medias (buffers) and nutritional supplements as trade secrets, and has not sought patent protection for those technologies.

      The Company has registered its Fresh Express(R) trademark with the United States Patent and Trademark Office. The Company currently uses ICG(TM), ICAGEN(TM), Status-Pro(TM), Status-LH(TM), OPTIMATE(TM), ICG Stress FormulaTM, and ICG Coat & Skin Formula(TM) as trademarks in connection with the Company's products and intends to file applications to register these marks with the United States Patent and Trademark Office ("USPTO"). ICG has obtained the rights to the registered trademark PennHIP(R) via its license from the University of Pennsylvania and the use of the trademark

Duurstede(R) through its distribution agreement with the W. R. Van Wyck Group, Limited. The Company intends to apply to register additional federal trademarks and service marks with the USPTO when and as management of the Company deems necessary or appropriate.

      ICG holds the exclusive licenses to several proprietary products, including the license for proprietary technology used in the pregnancy testing service provided by the Company. The license agreement provides the Company with the right to use the pregnancy test in the United States for a period of five years beginning July 13, 1990 and provides for an automatic five year renewal of the license.

      In December, 1993, the Company entered into a license agreement with the University of Pennsylvania for the exclusive worldwide rights to commercialize a new technology for the diagnosis of Canine Hip Dysplasia and an exclusive worldwide license to use the University of Pennsylvania registered trademark PennHIP(R). The license agreement is for a term of seventeen years based on the issuance of a U.S. patent for the PennHIP(R) method on January 9, 1996. In addition, as part of this transaction, the Company entered into an agreement with Ortho/Analytic, Inc. for the purchase, on an exclusive basis, of devices used to position the dog during x-ray and which are provided to the veterinarian as part of the training fee. The agreement is for a term of seventeen years.

      In November, 1995, ICG entered into a license agreement with the Cornell Research Foundation, the University of Medicine and Dentistry of New Jersey-New Jersey Medical School and New York University for the exclusive rights to the U.S. patent entitled "Relaxin Testing for Early Detection of Pregnancy in Dogs". The license agreement is for a term of 13 years.

Government Regulation

      The Company's semen freezing products, diagnostic ovulation timing products and pregnancy testing services for dogs fall within the definition of devices as that term is defined in the Federal Food, Drugs, and Cosmetic Act ("FFDCA") and, therefore, may be subject to regulation by the FDA. While no formal pre-approval process is required for ICG's products at this time, such products must adhere to certain labeling, use and effectiveness requirements. The Company believes that it is in material compliance with these requirements. The FFDCA also regulates pet foods, which include the Company's nutritional supplements, by requiring certain information to be included on pet food labels. States also often impose labeling requirements on pet food manufacturers which exceed the federal requirements and require such information as minimum protein and fat content and maximum fiber content. The Company's nutritional supplements, which contain nutrients for the promotion of good health in dogs during pregnancy or for the maintenance of a healthy coat and skin in dogs, are subject to such regulations. The Company believes that it is in compliance with federal, state and local regulations applicable to the Company's products and services.

Employees

         As of June 30, 1996, the Company had a total of 17 full-time employees, each of whom has entered into a confidentiality and non-competition agreement with the Company. Of the 17 employees, four provide veterinary services, four are devoted to administrative and financial activities, five are involved in sales, marketing and order processing, three are engaged in research, development and manufacturing activities and 1 employee handles shipping, receiving and warehousing. The Company considers its employee relations to be satisfactory.

Item 2.  Description of Property

      Since April, 1989, the Company's executive, marketing, research and development, manufacturing and distribution operations have been located in an office/industrial park in Malvern, Pennsylvania. In May, 1993, the Company entered into a five year lease agreement which expanded its facility from 4,725 square feet to 9,240 square feet. Approximately 25% of ICG's current facilities are devoted to each of the Company's 4 principal operations: 1. Research, Development and Manufacturing, 2. Veterinary Services and Clinical Operations,
3. Sales, Marketing, Finance and Administration, and 4. Shipping, Receiving and Warehousing.

Item 3.  Legal Proceedings

      The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The Company's initial public offering in March 1993 consisted of 715,000 Units (each Unit consisting of one share of Common Stock and one Redeemable Warrant to purchase a share of Common Stock) traded on the NASDAQ Small Cap Market. In accordance with the terms of the Company's initial public offering, the 715,000 Units separated into 715,000 shares of Common Stock and 715,000 Redeemable Warrants to purchase Common Stock on March 23, 1994. On March 24, 1994, the shares of Common Stock and the Redeemable Warrants began trading separately on the NASDAQ Small Cap Market and trading of the Units ceased.

      At the date of issuance, each Redeemable Warrant entitled the holder to purchase one share of Common Stock at an exercise price of $10.00 per warrant. The terms of the Redeemable Warrant agreement provide the holders of the Redeemable Warrants with anti-dilution protection if the Company issues common stock or common stock equivalents, including stock options, at a price below the current exercise price. During the year ended June 30, 1994, the Company issued stock options under its 1992 Stock Option Plan at $7.00 per share and $2.00 per share (see Note 10 to the Financial Statements). As a result, each of the 715,000 Redeemable Warrants now entitles the holder to purchase 1.035 shares of Common Stock. The exercise price of the Redeemable Warrants was reduced to $5.00 per Warrant as the Company failed to achieve operating revenues of $7,000,000 for the fiscal year ending June 30, 1995.

      On August 16, 1995, the Company's Board of Directors approved additional modifications to the Redeemable Warrants whereby the exercise price of each Warrant was reduced to $1.25 and the exercise period of each Warrant was extended two years to March 24, 2000.

      The Company has the right to redeem the Redeemable Warrants at a price of $.05 per Warrant at any time provided that (i) the high closing bid price for the Company's Common Stock as reported by the National Association of Securities Dealers Automated Quotation system, or (ii) the closing sales price on the primary exchange on which the Common Stock is traded, if the Common Stock is traded on a national securities exchange, shall have for the 30 consecutive days ending on the fifth day prior to the date of notice of redemption equaled or exceeded 150% of the then effective exercise price of the Redeemable Warrants. The Company is required to give warrant holders 30 days' written notice of its intention to redeem the Redeemable Warrants, and prior to the expiration of this 30-day period, the warrant holders may exercise the Redeemable Warrants.

      The Company's Common Stock and Redeemable Warrants were moved from the NASDAQ Small Cap Market to the OTC Bulletin Board on January 13, 1995. The inability to maintain a minimum $1.00 per share bid price was the reason cited by NASDAQ for this action. The Company actively pursued an appeal of this decision. However, the decision to delist the Common Stock was upheld in May 1995.

      The following table sets forth for the quarters indicated, the high and low closing bid prices as reported by the National Quotation System. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

                                                                     Bid Price
                                                                     ---------
                                                    Common                        Redeemable
                                                     Stock                          Warrant
                                                     -----                          -------

      Fiscal year ended June 30, 1996             High       Low                High         Low
                                                  ----       ---                ----         ---
         First Quarter                             1/2       3/16               3/64         1/64
         Second Quarter                            9/16      5/16               1/64         1/64
         Third Quarter                             5/16      5/16               1/64         1/64
         Fourth Quarter                         1 13/16      5/16               5/64         1/64

      Fiscal year ended June 30, 1995             High       Low                High         Low
                                                  ----       ---                ----         ---

         First Quarter                             7/8       1/2                1/8          1/8
         Second Quarter                           23/32      5/8                1/8          1/8
         Third Quarter                             5/8       1/4                1/8          1/8
         Fourth Quarter                            5/16      1/4                1/32         1/32

      As of September 4, 1996, there were approximately 425 holders of the Company's Common Stock and 375 holders of the Redeemable Warrants.

      The Company has not paid dividends in cash or stock on its Common Stock since inception. The Company does not anticipate paying dividends in the foreseeable future and any cash otherwise available for such dividends will be reinvested in the Company's business. The payment of cash dividends will depend on the earnings of the Company, if any, the Company's capital requirements and other factors considered relevant by the Board of Directors of the Company.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      The selected financial data set forth below should be read in conjunction with the audited financial statements and related notes appearing elsewhere herein and the discussion of Results of Operations and Liquidity and Capital Resources below.

Selected Financial Data

                                                                     Years Ended June 30,
                                                  -----------------------------------------------------------
      Statement of Operations Data:                1992         1993          1994         1995         1996
      -----------------------------                ----         ----          ----         ----         ----
      Net revenues                                $757,979     $850,425   $1,114,676   $1,501,864   $1,651,220
      Costs of revenues                            396,467     $456,497      645,516      814,038      889,240
           Gross profit                            361,512      393,928      469,160      687,826      761,980
      Costs and expenses:
           Research and development expenditures   466,763      351,247      380,893      548,852      554,807
           Selling, general and administrative   1,228,401    1,157,426    1,557,658    1,587,902    1,478,634
           Advertising and promotion expense       174,808      164,378      348,318      282,254      278,764
                                                   -------      -------      -------      -------      -------
                                                 1,869,972    1,673,051    2,286,869    2,419,008    2,312,205
                                                 ---------    ---------    ---------    ---------    ---------

           Loss from operations                 (1,508,460)  (1,279,123)  (1,817,709)  (1,731,182)  (1,550,225)

      Interest expense                             (47,996)     (41,101)     (27,562)     (52,023)     (73,808)
      Other (expense) income, net                   (4,444)      21,392       78,788       43,044       13,478
                                              ------------ ------------  -----------  -----------  ------------
           Net Loss                            ($1,560,900) ($1,298,832)  (1,766,483)  (1,740,161) ($1,610,555)
                                              ============ ============  ===========  ===========  ============

      Pro forma net loss per share of
         common stock                               ($1.40)      ($0.97)

      Pro forma shares of common stock
         (weighted average)                      1,087,984    1,312,301

      Net Loss per share of common stock                                      ($0.96)      ($0.96)       ($0.60)

      Shares of common stock outstanding (weighted average)                1,844,974    1,811,040     2,689,343


                                                                            June 30,
                                                  -----------------------------------------------------------
                                                   1992         1993          1994         1995         1996
                                                   ----         ----          ----         ----         ----
      Balance Sheet Data:

      Cash and cash equivalents                   $176,881   $3,394,771    1,575,673      247,559       26,104
      Working capital (deficiency)                (408,056)   3,294,504    1,419,373    ( 361,690)    (836,335)
      Total assets                                 383,849    3,592,327    2,074,580      805,461      673,491
      Long-term debt                               456,903      435,284      535,437      474,396      427,248
      Accumulated deficit                       (6,172,524)  (7,471,356)  (9,237,839) (10,978,000) (12,588,555)
      Stockholders' equity (deficit)             ($796,618)  $2,861,792    1,095,309     (644,852)  (1,045,265)


General

      Since its formation in 1986, the Company has devoted substantially all of its resources to research and development programs and to the marketing of products and services developed by the Company or licensed from third parties. The Company has been unprofitable since its inception and expects to incur additional losses as it expands the marketing of existing products and services and continues to invest in research and development programs.

      The Company's net revenues consist primarily of sales of its breeding, diagnostic, nutritional supplement and coat and skin care products and revenues from its PennHIP(R), ovulation timing, pregnancy and paternity testing services. Gross profit consists of net revenues reduced by the related cost of revenues which represents the Company's cost of purchasing, providing or manufacturing diagnostic and breeding products and services, nutritional supplement and coat and skin care products, and the cost of providing hip dysplasia, ovulation timing, pregnancy and paternity testing services to customers.

Results of Operations

Fiscal Years Ending June 30, 1996 and 1995

Net Revenues

         Net revenues for the fiscal year ended June 30, 1996 were $1,651,000, an increase of $149,000 or 10% compared to the $1,502,000 reported for the fiscal year ended June 30, 1995. The overall year-to-year increase resulted primarily from the growth in sales of the Company's diagnostic products, breeding services and coat and skin care products.

         Diagnostic revenues increased 16% to $495,000 in fiscal 1996 from $426,000 in fiscal 1995. During fiscal 1996, sales of the Company's Status Pro and Target ovulation timing test increased 5% to $384,000 in fiscal 1996 from $366,000 in fiscal 1995. In October, 1995, the Company introduced to the market Optimate, the Company's at-home ovulation confirmation test sold to dog breeders. This product contributed $45,000 to overall diagnostic revenues in fiscal 1996. Status-LH, the Company's diagnostic test to measure canine lutenizing hormone (LH), which was introduced in February, 1995, contributed $49,000 to fiscal 1996 revenues compared to $21,000 in fiscal 1995. Revenues from the Company's LH/Progesterone testing service declined from $17,000 in fiscal 1995 to $4,000 in fiscal 1996 as veterinarians are now using the diagnostic kit in lieu of the testing service. The Company has discontinued the testing service. Revenues from the Company's pregnancy testing and paternity testing services declined from $19,000 and $4,000, respectively, in fiscal 1995 to $10,000 and $2,000 in fiscal 1996.

         Revenues from the Company's hip dysplasia service remained at $278,000 in both fiscal 1996 and 1995. Revenues from the training of new veterinarians in the PennHIP technology declined from $231,000 in fiscal 1995 to $197,000 in fiscal 1996. The decline was due to lower than planned attendance at the U. S. training programs compared to fiscal 1995. In March, 1996, the Japan Kennel Club
(JKC) agreed to include PennHIP in the JKC HIP Registry and the Company conducted the first international training seminars for veterinarians in Tokyo and Kyoto. These seminars contributed $45,000 to total training revenues. To date, the Company has trained 810 veterinarians in the PennHIP technology of which 487 have been certified by the Company and are making PennHIP available to their clients. During fiscal 1996, the Company generated $81,000 in revenues from the evaluation of PennHIP radiographs compared to $47,000 in fiscal 1995.

         Total breeding services, which consist of frozen and chilled semen revenues, were $662,000 in fiscal 1996, an increase of 10% compared to the $601,000 recorded in fiscal 1995. Overall frozen semen revenues increased 15% to $521,000 in fiscal 1996 from $454,000 in fiscal 1995. Contributing to the increase in overall frozen semen revenues was a 35% increase in semen storage revenues from $103,000 in fiscal 1995 to $140,000 in fiscal 1996. This increase was due to the general increase in semen collection and freezing activity combined with a price increase implemented in February, 1996. Revenues from semen collection and freezing activities grew, but at a slower rate, to $324,000 in fiscal 1996 from $319,000 in fiscal 1995. During fiscal 1996, the Company generated $57,000 from the training and equipping new veterinary practices in the semen collection and freezing technology. The Company's network of independently owned and operated veterinary practices trained in semen collection stands at 51 centers worldwide compared to 44 centers at June 30, 1995.

         Overall chilled semen revenues declined 4% to $141,000 in fiscal 1996 from $147,000 in fiscal 1995. Sales of kits to perform chilled semen breedings declined marginally to $98,000 in fiscal 1996 from $101,000 in fiscal 1995. Contributing to the decline in overall chilled semen revenues was a 39% reduction in revenues from the sale of chilled semen training materials as the growth of the membership in the company's reproductive network has slowed. Partially offsetting these declines was a 12% increase in veterinary reproductive fees, generated at the Company's Malvern, PA facility, from $28,000 in fiscal 1995 to $32,000 in fiscal 1996.

         Revenues from grooming products, for which the Company has exclusive marketing and distribution rights from the W. R. Van Wyck Group, Limited in Canada, increased from $26,000 in fiscal 1995 to $43,000 in fiscal 1996. The Company sells these products directly to consumers and through a network of 6 distributors who make these products available at dog shows in 27 states.

         During fiscal 1996, nutritional supplement revenues declined 13% to $79,000 from $91,000 in fiscal 1995 as the Company did not actively advertise or promote these products during fiscal 1996.

         During fiscal 1996, revenues from ancillary products and services increased 33% to $77,000 in fiscal 1996 from $58,000 in fiscal 1995. Also, during fiscal 1996, the Company completed all aspects of the Military Working Dog contract and generated revenue of $32,000 compared to $35,000 in fiscal 1995.

Gross Profit

         The Company's gross profit for the twelve months ended June 30, 1996 was $762,000, an increase of 11% compared to the $688,000 recorded for the twelve months ended June 30, 1995. The Company's gross profit margin increased to 46.1% of net revenues in fiscal 1996 from 45.8% in fiscal 1995. The improvement in the gross profit margin was due to favorable product mix. In fiscal 1996, the Company's diagnostic products, PennHIP radiographs and semen storage fees, which have higher gross margins than the Company's other products and services, were 43% of the Company's total revenues compared to 38% of total revenues in fiscal 1995.

Operating Expenses

         Research and development expenses increased 1% from $549,000 in fiscal 1995 to $555,000 in fiscal 1996. The cost incurred for the development of an in-clinic pregnancy test were partially offset by expense control measures implemented by the Company in December, 1995, which included a reduction in the number of employees and development cost incurred in fiscal 1995 for the Status-LH test kit.

         Selling, general and administrative expenses declined 7% to $1,479,000 in fiscal 1996 from $1,588,000 in fiscal 1995. Increased consulting fees and travel expenses related to the development of the Japanese market for PennHIP were more than offset by expense control measures implemented by the Company in December, 1995, which included a reduction in the number of employees.

         Advertising and promotional expenses declined 1% to $279,000 in fiscal 1996 from $282,000 in fiscal 1995. Significant expenses associated with the launch of Optimate were more than offset by expense control measures implemented by the Company in December, 1995.

Loss from Operations

         The Company's loss from operations declined 10% to $1,550,000 in fiscal 1996 from $1,731,000 in fiscal 1995. The decrease in the loss from operations resulted from increased revenues and resulting gross profit and a decline in operating expenses.

Interest Expense and Other Income, Net

         Interest expense increased $22,000 to $74,000 in fiscal 1996 from $52,000 in fiscal 1995. The increase in interest expense was due entirely to the interest incurred on the S. R. One, Limited bridge loan of $500,000 which was borrowed in December, 1995 to continue to fund operations.

         Other income, net declined to $13,000 in fiscal 1996 from $43,000 in fiscal 1995. The decline was due to lower interest income resulting from declining cash balances and gain on the sale of an asset in fiscal 1995.

Net Loss Per Share of Common Stock

         The net loss per share of Common Stock in fiscal 1996 was $0.60 compared to a net loss per share of Common Stock of $0.96 in fiscal 1995. The decline in the loss per share was due to a reduction in the net loss, accounting for $0.07 of the reduction, and the increase in the number of shares of common stock outstanding, which accounted for $0.29 of the reduction.

Fiscal Years Ending June 30, 1994 and 1995

Net Revenues

      Net revenues for the fiscal year ended June 30, 1995 were $1,502,000, an increase of $387,000 or 35% compared to the fiscal year ended June 30, 1994. The overall year-to-year increase resulted primarily from growth in sales of the Company's PennHIP(R) hip dysplasia diagnostic service, breeding services, diagnostic products and services and coat and skin care products.

      Revenues from the Company's hip dysplasia service increased from $47,000 in fiscal 1994 to $278,000 in fiscal 1995. PennHIP(R) was the fastest growing component of revenue and accounted for 60% of the Company's overall year-to-year sales increase. PennHIP(R) revenues are derived from fees from training veterinarians in the PennHIP(R) technology and from radiographs submitted to the Company for evaluation. During the fiscal year ended June 30, 1995, the Company trained 321 veterinarians in PennHIP(R) which generated $231,000 in revenues compared to $40,000 in fiscal 1994. Also during the fiscal year ended June 30, 1995 the Company certified 252 trained veterinarians enabling them to submit radiographs to the Company for evaluation. Radiograph revenues in fiscal 1995 amounted to $47,000 compared to $7,000 in fiscal 1994.

      Diagnostic revenues increased 21% to $426,000 in fiscal 1995 from $352,000 in fiscal 1994. During fiscal 1995, sales of the Company's Status-Pro and Target ovulation timing tests increased 14% to $366,000 from $321,000 in fiscal 1994 due to increased market demand. In February 1995, the Company introduced Status-LH(TM), its new in-clinic diagnostic test to measure canine luteinizing hormone (LH) for ovulation timing. This new product generated $21,000 in revenues during fiscal 1995. Revenues from the Company's LH/Progesterone in-laboratory testing service, which was introduced in April 1994, increased to $17,000 in fiscal 1995 from $4,000 in fiscal 1994. Revenues from this testing service began, as expected, to slow in the fourth quarter of fiscal 1995 following the market launch of the Status-LH(TM) test kit. Revenues from the Company's pregnancy testing service remained flat at $19,000 in both fiscal 1995 and 1994 and revenues from paternity testing declined from $7,000 in fiscal 1994 to $4,000 in fiscal 1995.

      Total breeding services, which consist of frozen and chilled semen revenues, were $601,000 in fiscal 1995, an increase of $60,000 or 11% compared to the $541,000 recorded in fiscal 1994. Overall frozen semen revenues increased 17% to $454,000 in fiscal 1995 from $387,000 in fiscal 1994. Contributing to the increase in overall frozen semen revenues was an 82% increase in semen storage revenues to $103,000 in the 1995 period from $57,000 in the 1994 period. This increase was due to the general increase in semen collection and freezing activity combined with a price increase implemented in August 1994. Revenues from semen collection and freezing activities grew, but at a slower rate, to $319,000 in fiscal 1995 from $307,000 in fiscal 1994. During fiscal 1995, the Company trained and equipped five additional veterinary practices in the semen collection and freezing technology which generated $32,000 in revenues compared to $23,000 in fiscal 1994. The Company's network of independently owned veterinary practices trained in semen collections and freezing technology stands at 44 centers worldwide compared to 40 at June 30, 1994. Overall chilled semen revenues declined 4% to $147,000 in fiscal 1995 from $154,000 in fiscal 1994. Revenues from sales of kits used to perform chilled semen breedings increased only 2% from $100,000 in fiscal 1994 to $101,000 in fiscal 1995. Management believes the slow rate of growth was due to the severe weather conditions during the 1994 period, which had the effect of increasing revenues at a faster than normal rate in fiscal 1994. Completely offsetting the growth in chilled semen kits was a 29% decrease in revenues from the sale of chilled semen training materials. Management expected this decline as growth of the membership in the Company's reproductive network has slowed.

      In September 1994, the Company concluded an agreement with the W.R. Van Wyck Group Limited in Canada for the exclusive marketing and distribution rights, in the United States and selected international markets, for the Duurstede line of premium grooming products for dogs. The Company sells these products directly to consumers and through a network of six distributors who make the Duurstede products available at dog shows in 27 states. During fiscal 1995, Duurstede products contributed $26,000 to the Company's total revenue.

      During fiscal 1995, nutritional supplements declined 13% to $91,000 from $105,000 in fiscal 1994. The Company believes the decline in nutritional supplement revenues is due to the deferred production of the Company's newsletter to breeders and owners of purebred dogs. The newsletter, which has been the primary means of advertising support for the nutritional products, has been deferred while the Company evaluates alternate means of advertising and/or distribution.

      During fiscal 1995, revenues from ancillary products amounted to $58,000, an increase of 10% compared to the $53,000 reported in fiscal 1994. Also during fiscal 1995, the Company completed Phase 2 of the Military Working Dog Contract which generated $35,000 compared with $29,000 in fiscal 1994 associated with the completion of Phase 1.

Gross Profit

      The Company's gross profit for the twelve months ended June 30, 1995 was $688,000, an increase of 47% compared to the $469,000 recorded for the twelve months ended June 30, 1994. The Company's gross profit margin increased to 45.8% of net revenues in fiscal 1995 from 42.1% of net revenues in fiscal 1994. The growth in gross profit and the improvement in the gross profit margin was due to the overall 35% increase in revenues and favorable product mix. In fiscal 1995, the Company's PennHIP(R) and diagnostic revenues, which have higher gross profit margins than the Company's other products, were 47% of the Company's total revenues compared to 35% of total fiscal 1994 revenues.

Operating Expenses

      Research and development expenditures increased 44% from $381,000 in fiscal 1994 to $549,000 in fiscal 1995. The increase resulted from the full year impact of a scientist hired in fiscal 1994, development expenses associated with Status-LH(TM) which was introduced to the market in February 1995 and expenses associated with new diagnostic test kits scheduled for market introduction in fiscal 1996 and beyond.

      Selling, general and administrative expenses grew 2% to $1,588,000 in fiscal 1995 from $1,558,000 in fiscal 1994. The full year salary impact in fiscal 1995 of hires made in fiscal 1994 and the expenses associated with the market introduction and ongoing support of the PennHIP(R) technology were partially offset by relocation expenses incurred during fiscal 1994, in connection with the employment of a department head, which were not incurred in the 1995 fiscal year.

      Advertising and promotion expenses, which consist of the costs incurred in developing and placing advertisements, direct mail and attendance at dog shows and veterinary meetings and conferences, decreased 19% to $282,000 in fiscal 1995 from $348,000 in fiscal 1994. The primary reason for the year-to-year decline was the Company's decision to defer the quarterly newsletter to breeders and owners of purebred dogs. In fiscal 1995, the Company prepared and mailed two newsletters compared to four newsletters in fiscal 1994.

Losses from Operations

      The Company's loss from operations declined 5% to $1,731,000 in fiscal 1995 from $1,818,000 in fiscal 1994. The decrease in the loss from operations resulted from revenues and the resulting gross profit increasing at a faster rate than operating expenses.

Interest Expense

      The Company's interest expense increased from $28,000 in fiscal 1994 to $52,000 in fiscal 1995. The increase in interest expense was due primarily to the full year impact of equipment purchased in fiscal 1994 under non-cancelable lease agreements which have been classified and accounted for as capital leases.

      Other income was $43,000 in fiscal 1995 compared to $79,000 in fiscal 1994. The decrease in other income was due to the reduced amount of cash available to the Company to invest which was partially offset by a $18,000 gain on the sale of a fully depreciated asset.

Net Loss

      As a result of the foregoing, the Company incurred a net loss of $1,740,000 in fiscal 1995 compared to a net loss of $1,766,000 in fiscal 1994. The Company's net loss per share of Common Stock was $.96 in each of fiscal 1995 and 1994. Despite a 2% reduction in the net loss from $1,766,000 in fiscal 1994 to $1,740,000 in fiscal 1995, the net loss per share remained constant due to the reduction in the number of shares of Common Stock outstanding. The net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock outstanding during the period.

Liquidity and Capital Resources

      Cash flow from operations has been negative each year since inception as research and development, selling, general and administrative and advertising and promotional expenses have exceeded revenues from the Company's products and services. For the year ended June 30, 1996, the cash flow deficiency from operations was $1,380,000 compared to a cash flow deficiency of $1,650,000 for the year ended June 30, 1995. The impact of a $130,000 reduction in the net loss was increased by significantly higher accounts payable and accrued expense levels.

      The Company purchased approximately $3,000 in office and product manufacturing equipment in fiscal 1996. During the 1995 and 1994 fiscal years, the Company's purchases of equipment were $34,000 and $28,000 respectively. The Company expects to continue to invest in equipment based on its need for enhanced capabilities to support research, product development, manufacturing, warehousing and product distribution and to accommodate increased sales.

      On August 17, 1995, S. R. One, Limited invested an additional $850,000 and converted $400,000 of demand notes plus accrued interest of $10,142 into 1,008,155 shares of Common Stock at a price of $1.25 per share. On December 22, 1995, S. R. One, Limited advanced to the Company $500,000 under the terms of a demand note bearing interest at the prime rate plus two points.

         On October 19, 1995, the Company signed an agreement with the Cornell Research Foundation, the University of Medicine and Dentistry of New Jersey and New York University for the exclusive rights to the U.S. patent entitled

"Relaxin Testing for Early Detection of Pregnancy in Dogs." Payments associated with this agreement and legal fees incurred with this transaction amounted to $41,000. in addition, the Company has entered into a Sponsored Research Agreement with each university for the co-development of a canine pregnancy test kit based on the underlying technology covered by the patent.

      At June 30, 1996, the Company had a net working capital deficiency of $836,000 and for the 1996 fiscal year operated at a deficit of $1,380,000. The Company has suffered losses from operations since inception which causes substantial doubt about its ability to continue as a going concern. The Company has entered into an agreement with Synbiotics for the sale of substantially all of its assets and certain liabilities to Synbiotics. See "Sale of Company's Assets" under Part I, Item 1. In the event that the sale is not consummated, the Company would require funds in addition to those currently available to continue its sales, marketing and product development activities for the next twelve months. The Company continues to explore financing options to provide funds for operations pending the consummation of the sale; however, no assurances can be given that such funds will be available on terms which are satisfactory to the Company or its shareholders.

Item 7.  Financial Statements.

      The index to the financial statements and the financial statements begin on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) The executive officers, directors and significant employees of the Company are:

Paul A. Rosinack.....................   49       President, Chief Executive Officer and Director

Peter A. Sears (1)...................   57       Chairman of the Board

R. Grady Rankin......................   52       Vice Chairman of the Board

John R. Bauer........................   48       Chief Financial Officer, Treasurer and Secretary

Melissa F. Goodman, DVM..............   38       Vice President of Veterinary Services

Stephen T. Peterson, DVM.............   46       Director of Sales and Marketing

Michael C. Brown.....................   44       Director of Diagnostic Development

Michael A. Cuneo (1)(2)..............   48       Director

Donald Lein, DVM, Ph.D...............   63       Director

Stephen Hartogensis (2)..............   65       Director


(1) Member of the Compensation and Stock Option Committee.

(2) Member of the Audit Committee.

      Paul A. Rosinack joined the Company in December 1991. He was appointed a Director in August 1992 and President and Chief Executive Officer in December 1992. From December 1991 to December 1992, he served as the Company's Chief Operating Officer and directed all marketing and veterinary services activities. From June 1990 to December 1991 Mr. Rosinack was an independent consultant to biotechnology companies. Mr. Rosinack has over twenty years of diversified management experience in marketing, finance, product development and manufacturing with biotechnology and diagnostic product companies. Most recently, he was Chief Executive Officer and Director from March 1989 to June 1990 of Leeco Diagnostics, Inc., a company which researches, develops, manufactures and markets in-vitro immunodiagnostic test kits and reagents. Prior to Leeco, from November 1983 to March 1989 he served as President and Chief Executive Officer and as a Director of Cytotech, Inc., a biotechnology company engaged in the development, manufacturing and marketing of autoimmune disease in-vitro diagnostic kits and reagents. While at Cytotech, Mr. Rosinack served as a Director of the San Diego Venture Group. From May 1980 to February 1983, Mr. Rosinack served as the Vice President, Sales and Marketing for Hybritech, Inc., a company which develops and markets in-vitro diagnostic products. Mr. Rosinack received a BA from Otterbein College.

     Peter A. Sears has been the Chairman of the Board of the Company since August 1986. Mr. Sears is Vice President, Business Investments with SmithKline Beecham Corporation. Mr. Sears is also President of S.R. One, Limited, SmithKline Beecham's $100 million direct investment and venture capital fund. Mr. Sears joined SmithKline & French Laboratories in 1963 as an attorney. He was named assistant general counsel and assistant secretary in 1971, General Manager
- - Japan in 1973 and Vice President - Asia Pacific, Menley & James Laboratories in 1976. He became the director of Corporate Development for SmithKline Corporation in 1977 and Vice President, Corporate Development in 1980. Mr. Sears was appointed to his present position in June 1985. Mr. Sears received a BA from Colgate University and a JD from Harvard Law School. Mr. Sears is a director of a number of early-stage companies and is a member of the advisory boards of a number of venture capital funds.

      R. Grady Rankin founded the Company in 1986 and has been a Director of the Company since the date of its formation. He served as the Company's President until December 1992 when he was appointed Vice Chairman of the Board of Directors. In September 1993, Mr. Rankin became President and Chairman of the Board of State Capital Resource Center, Inc., a company which tracks state legislative developments and provides periodic reports for corporate clients. Prior to founding the Company, Mr. Rankin was employed by the Agricultural Chemicals Group of the FMC Corporation from December 1978 to June 1985. During his employment at FMC, Mr. Rankin held various United States and international marketing management positions. From July 1974 to December 1978, Mr. Rankin was employed by W.R. Grace & Co. From July 1974 to April 1976, he served as Director of Finance and Administration for the American Breeders Service Division, a leader in the artificial insemination of dairy and beef cattle in the United States. From May 1976 to December 1978, he served as Manager, Reporting and Financial Analysis of W.R. Grace & Co. Mr. Rankin received a BS from Western Carolina University and a MBA from the Harvard Business School.

      John R. Bauer joined the Company in August 1990 as Director of Finance and Administration. In December 1992 he was appointed Chief Financial Officer, Treasurer and Secretary. Prior to joining the Company, Mr. Bauer was employed by Zynaxis, Inc., a biotechnology company, as a consultant and acting Chief Financial Officer from February to May 1990. Mr. Bauer was employed by SmithKline Beecham Corporation from May 1973 to December 1989. During his employment at SmithKline, Mr. Bauer held various finance and accounting positions, the most recent of which was Director of Financial Planning and Analysis. Mr. Bauer received a BA from LaSalle University, a Certificate in Management from the Wharton School of the University of Pennsylvania and a MBA in finance from the Philadelphia College of Textile and Science.

      Melissa F. Goodman, DVM joined the Company in December 1987 as Manager of Laboratory Operations. From December 1990 to December 1991, she served as the Company's Director of Veterinary Services. In December 1991 she was appointed

Vice President of Veterinary Services and is currently responsible for technical services, veterinarian training and all semen freezing activities. Prior to joining the Company, Dr. Goodman had five years of experience as a general veterinary practitioner. She was the recipient of the Outstanding Women in Medicine Award by the Business and Professional Women's Association in 1985. Dr. Goodman is a member of the Society for Theriogenology, the American Veterinary Medical Association, the American Animal Hospital Association and the Suburban Veterinary Medical Association. She is currently a member of the Board of Directors of the Golden Retriever Club of America. Dr. Goodman received a BA from the University of Pennsylvania and a DVM from the University of Florida, College of Veterinary Medicine.

      Stephen T. Peterson, DVM joined ICG as Director of Marketing and Sales in January 1994. Prior to joining the Company, he was employed by Ralston Purina in 1991 as product Manager for the Purina veterinary therapeutic dietary products. He was employed by Hill's Pet Nutrition Inc., the leading manufacturer of premium and medical animal foods, from May 1985 to April 1991. Dr. Peterson held multiple positions with Hill's including, Sales Supervisor, Technical Services Lecturer and Practice Management Nutritional Consultant. Prior to joining Hill's he was in small animal private practice for 8 years. He is currently a Member of the American Veterinary Medical Association. Dr. Peterson received his BA from the University of Michigan and his DVM from Michigan State University.

      Michael C. Brown joined the Company in September 1991 as Director of Diagnostic Development and is responsible for the Company's new product development and kit manufacturing activities. Mr. Brown has over twenty years of experience in research, in-vitro diagnostics and therapeutic product development and project management with United States based and international companies. Prior to joining the Company, Mr. Brown served as a scientific consultant with Genpath Therapeutics, Inc. from July 1990 to August 1991 on the commercialization of a novel anti-inflammatory therapeutic compound. From October 1989 to July 1990, Mr. Brown was a Director of Technology and Production for Endogen, Inc., a company that develops and manufactures specialized research products. From December 1988 to September 1989 Mr. Brown was employed as Vice President of Research for Mediators, GesmbH in Austria. From December 1984 to December 1988 Mr. Brown served as manager of Diagnostic Research and Development and as a Senior Scientist with T Cell Sciences Inc. Prior to T Cell Sciences, he held various research positions during his five years with Ortho Diagnostic Systems (Johnson & Johnson). Mr. Brown is the co-inventor of three issued patents and co-author of 39 scientific publications. Mr. Brown has engaged in undergraduate studies at Michigan State University from 1970 to 1972 and Boston University from 1983 to 1987.

      Michael A. Cuneo has been a Director of the Company since December 1988. As a partner of Howard, Lawson & Co., Mr. Cuneo is responsible for corporate finance advisory services provided to public and private technology-based companies which are clients of his firm and for investments in emerging growth companies which form the portfolios of a group of venture capital partnerships. From May, 1988 to June, 1993, Mr. Cuneo served as the president of the corporate general partner of Genesis Seed Fund, Ltd., a venture capital partnership with a portfolio of emerging growth companies which includes the Company. He has been a director of a number of start-up companies and is the past Chairman of the Board of Directors of the Delaware Valley Venture Group. Prior to joining Howard, Lawson & Co. in 1983, Mr. Cuneo was the Manager of Advanced Business Development for Leeds & Northrup (1981-1983) and Senior Planner for Catalytic, Inc., a subsidiary of Air Products and Chemicals, Inc. (1980-1981). Mr. Cuneo received a BES degree in mechanics from The John Hopkins University, a MS degree in mechanical engineering from Northwestern University and a MBA in finance from The Wharton School of the University of Pennsylvania.

     Donald Lein, DVM, Ph.D. has been a Director of the Company since February 1988. Dr. Lein, for at least the past five years, has been the director of the Diagnostic Laboratory and Director of Field Services, and a member of the Departments of Clinical Science (Theriogenology) and Pathology of the New York State Veterinary College, Cornell University, Ithaca, NY. Among Dr. Lein's fields of specialization are diagnostic pathology, reproductive physiology and endocrinology. Dr. Lein, a diplomat of the American College of Veterinary Pathologists, is a frequently cited author and lecturer in a variety of veterinary disciplines. Dr. Lein holds a DVM from Cornell University and a Ph.D. from the University of Connecticut.

      Stephen Hartogensis became a Director of the Company effective February 1, 1993. From 1982 until his retirement in 1992, Mr. Hartogensis was the Vice President of Finance and Administration of SmithKline Beecham's Animal Health Division and, in that position, served as the Chief Financial and Administrative Officer of SmithKline Beecham's Animal Health Division. Mr. Hartogensis currently serves as a senior consultant to FINCOM, Inc., a Philadelphia area mergers and acquisition advisory firm. He also serves as an outside director of EMBREX, Inc., a corporation that develops and markets bioscience and bioengineering-based products to increase the productivity and profitability of the poultry industry. Mr. Hartogensis holds a BS in Finance from Lehigh University.

      Directors and executive officers are elected annually and hold office until their successors are elected and qualified, or until earlier removal or resignation. Each director, other than directors who are employees or affiliates of principal stockholders of the Company, receive as compensation a $3,000 per annum retainer, $500 per meeting of the Board attended and, annually, a grant of stock options to purchase $6,000 of Common Stock (based on the fair market value of the Common Stock on the date of grant). Directors are reimbursed for their travel expenses in attending meetings.

 (b) Filings Under Section 16(a)

      The information appearing in the Proxy Statement relating to the Company's 1996 Annual Meeting of Shareholders under the heading "Filings Under Section 16(a)" is incorporated herein by reference.

Item 10. Executive Compensation.

      The information appearing in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders under the headings set forth below is incorporated herein by reference:

      (i)     Compensation of Directors

      (ii)    Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is set forth under the section heading "Security Ownership" appearing in the Company's Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

      The information required by this Item is set forth under the section heading "Certain Transactions" appearing in the Company's Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

   *****2.1 Purchase Agreement dated July 23, 1996 by and among the Registrant, Synbiotics Corporation and S.R. One, Limited, and Amendment to Purchase Agreement dated September 7, 1996 by and among the Registrant, Synbiotics Corporation and S.R. One, Limited.

       *3.1 (i)   Articles of Incorporation of the Registrant, as amended.

       *3.1 (ii)  By-Laws of the Registrant.

    ****4.1       Underwriter's Warrant Agreement.

        4.2 Exchange Agreement, dated August 7, 1995, between Gilford Securities Incorporated and the Registrant.

      *10.1       1988 Stock Grant Plan

      *10.2       1992 Stock Option Plan

      *10.3 Ben Franklin Partnership Funding Agreement between advanced Technology Center of Southeastern Pennsylvania and Registrant dated September 1, 1987 through August 31, 1988.

      *10.4 Ben Franklin Partnership Funding Agreement between Advance Technology Center of Southeastern Pennsylvania and Registrant, dated September 1, 1988 through August 31, 1989.

      *10.5 Ben Franklin Partnership Agreement between Advanced Technology Center of Southeastern Pennsylvania and Registrant dated September 1, 1989 through August 31, 1990.

      *10.6 Addendum to Ben Franklin Partnership Funding Agreement between Ben Franklin Technology Center of Southeastern Pennsylvania and Registrant dated October 22, 1990.

      *10.7 Promissory Note by Registrant to pay $450,000 to S.R. One, Ltd., dated December 30, 1993.

     **10.8 Agreement of Lease between Morehall Associates Limited Partnership and the Registrant dated April 30, 1993.

      *10.9 License Agreement between Cambridge Veterinary Sciences, Ltd. and the Registrant dated July 13, 1990.

      *10.10      Warrant Agreement between the Registrant and StockTrans, Inc.

     **10.11      Employment Agreement between the Registrant and Paul A.
                  Rosinack.

     **10.12      Employment Agreement between the Registrant and John Bauer.

     **10.13      Employment Agreement between the Registrant and Melissa
                  Goodman.

     **10.14      Employment Agreement between the Registrant and Michael Brown.

     **10.15 Warrant Agreement, dated as of January 29, 1993, between the Registrant and Penn Janney Fund, Inc.

   ****10.16      Exchange Agreement, dated August 7, 1995, between the
                  Registrant and Penn Janney Fund, Inc.

     **10.17 Warrant Agreement, dated as of January 29, 1993, between the Registrant and Janney Montgomery Scott, Inc.

   ****10.18      Exchange Agreement, dated as of August 7, 1995, between the
                  Registrant and Janney Montgomery Scott, Inc.

     **10.19 Warrant Agreement, dated as of January 29, 1993, between the Registrant and Garry A. Fuld.

   ****10.20      Exchange Agreement, dated as of August 7, 1995, between the
                  Registrant and Garry A. Fuld.

     **10.21 Warrant Agreement, dated as of January 29, 1993, between the Registrant and Harry Leopold.

   ****10.22      Exchange Agreement, dated as of August 7, 1995, between the
                  Registrant and Harry Leopold.

     **10.23 Registration Rights Agreement, dated as of January 29, 1993, between and among the Registrant and Genesis Seed Fund, Ltd.

     **10.24 Joinder Agreement, dated as of January 29, 1993, between the Registrant and Harry Leopold.

    ***10.25      Employment Agreement between the Registrant and Stephen
                  Peterson.

    ***10.26 License Agreement between the Registrant and The Trustees of the University of Pennsylvania.

    ***10.27      Agreement between the Registrant and Ortho/Analytic Inc.

    ***10.28      Consulting Agreements between the Registrant and Dr. Gail
                  Smith.

   ****10.29      Evaluation and Certification Agreement between the Registrant and The Trustees of the University of Pennsylvania.

   ****10.30      Promissory Note by Registrant to pay $200,000 to S.R. One,
                  Ltd. dated April 21, 1995.

   ****10.31      Promissory Note by Registrant to pay $200,000 to S.R. One,
                  Ltd. dated June 23, 1995.

       10.32 License agreement between the Registrant and the Cornell Research Foundation, Inc., The University of Medicine and Dentistry of New Jersey and New York University.

       10.33 Sponsored research agreement between the Registrant and the University of Medicine and Dentistry of New Jersey.

       10.34 Sponsored research agreement between the Registrant and Cornell University.

       10.35 Sponsored research agreement between the Registrant and New York University.

       10.36      Consulting agreemetn between the Registrant and Dr. Bernard
                  G. Steinetz.

       10.37      Consulting agreement between the Registrant and Dr. George
                  Lust.

       10.38 Consulting agreement between the Registrant and Dr. Laura T. Goldsmith.

       10.39 Promissory note to pay $500,000 to S.R. One, Limited, dated December 22, 1996.

       10.40 Promissory note to pay $400,000 to S.R. One, Limited, dated August 28, 1996.

- --------------

 * Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto as declared effective by the Securities and Exchange Commission on March 23, 1993.

 ** Incorporated by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on September 27, 1993.

 *** Incorporated by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on September 27, 1994.

 **** Incorporated by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on September 27, 1995.

 ***** Incorporated by reference to Exhibits 2.2 and 2.3 of Amendment No. 1 to Registration Statement No. 333-10343 on Form S-4 of Synbiotics Corporation.

(b) Reports on Form 8-K

         NONE

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                International Canine Genetics, Inc.

                By:_________________________________________________________

                   Paul A. Rosinack, President and Chief Executive Officer

September____, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                  Title                                       Date
        ---------                                  -----                                       ----

________________________________            President, Chief Executive                  September  , 1996
Paul A. Rosinack                            Officer and Director

                                            Treasurer and Chief                         September  , 1996
________________________________            Financial Officer
John R. Bauer

                                            Chairman of the                             September  , 1996
________________________________            Board of Directors
Peter A. Sears
                                            Vice Chairman of the                        September  , 1996
________________________________            Board of Directors
R. Grady Rankin

                                            Director                                    September  , 1996
________________________________
Michael A. Cuneo

                                            Director                                    September  , 1996
________________________________
Stephen Hartogensis

                                            Director                                    September  , 1996
________________________________
Dr. Donald Lein


                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

Report of Independent Accountants..................................    F-2

Balance Sheets as of June 30, 1996 and 1995........................    F-3

Statements of Operations for the years ended
      June 30, 1996, 1995 and 1994.................................    F-4

Statements of Changes in Stockholders' Equity (Deficit)
      for the years ended June 30, 1996, 1995 and 1994.............    F-5

Statements of Cash Flows for the years ended
      June 30, 1996, 1995 and 1994.................................    F-6

Notes to Financial Statements ..................................... F-7 - F-14

  Coopers                                   Coopers & Lybrand L.L.P.
  & Lybrand                                  a professional services firm

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
International Canine Genetics, Inc.:

We have audited the accompanying balance sheets of International Canine Genetics, Inc. as of June 30, 1996 and 1995, and the related statements of operations, stockholders equity (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Canine Genetics, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        COOPERS & LYBRAND LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 7, 1996

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   June 30,          June 30,
                                                                                    1995               1996
                                                                                 -----------        ----------


Current assets:
     Cash and cash equivalents                                                    $    247,559    $     26,104
     Accounts receivable, less allowance for doubtful accounts of $47,792
     and $47,226 at June 30, 1995 and June 30, 1996, respectively                       97,018          93,986
     Inventories                                                                        64,864          92,357
     Prepaid expenses                                                                   17,768          37,342
     Other current assets                                                               18,167          12,316
                                                                                  ------------    ------------
      Total current assets                                                             445,376         262,105

     Property and equipment, net                                                       236,156         235,841
     Intangible assets, net                                                             65,882          96,961
     Security deposits                                                                  36,209          48,664
     Other assets                                                                       21,838          29,920
                                                                                  ------------    ------------
      Total assets                                                                $    805,461    $    673,491
                                                                                  ============    ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Notes payable                                                                $    400,000    $    500,000
     Notes payable-funding agreements                                                  107,162         128,955
     Capital leases-current portion                                                     44,877          50,843
     Accounts payable                                                                  165,087         283,536
     Accrued expenses                                                                   89,940         135,106
                                                                                  ------------    ------------
      Total current liabilities                                                        807,066       1,098,440
                                                                                  ------------    ------------

Notes payable-funding agreements                                                       362,769         327,886
Capital leases-long term                                                               102,747          89,891
Notes payable-shareholder                                                                8,880           9,471
Deferred compensation                                                                  168,851         193,068

                                                                                  ------------    ------------
      Total liabilities                                                              1,450,313       1,718,756
                                                                                  ------------    ------------

Stockholders' deficit:

Common stock, par value $.00006, authorized 10,000,000 shares, issued 1,835,000
     and 2,843,115 shares at June 30, 1995 and June 30, 1996, respectively                 109             169

Additional paid-in capital                                                          10,341,478      11,551,560

Treasury stock, at cost, 23,960 shares                                                  (8,439)         (8,439)

Accumulated deficit                                                                (10,978,000)    (12,588,555)
                                                                                  ------------    ------------
     Total stockholders' deficit                                                      (644,852)     (1,045,265)
                                                                                  ------------    ------------
      Total liabilities and stockholders' deficit                                 $    805,461    $    673,491
                                                                                  ============    ============

                 See accompanying notes to financial statements

                            STATEMENTS OF OPERATIONS

                                                     Years Ended June 30,
                                         ---------------------------------------
                                            1994              1995        1996
                                         ----------    -----------    ---------
Net revenues                            $ 1,114,676    $ 1,501,864    $ 1,651,220
Cost of revenues                            645,516        814,038        889,240
                                        -----------    -----------    -----------
Gross profit                                469,160        687,826        761,980
                                        -----------    -----------    -----------

Operating expenses:

Research and development expenditures       380,893        548,852        554,807
Selling, general and administrative       1,557,658      1,587,902      1,478,634
Advertising and promotional expense         348,318        282,254        278,764
                                        -----------    -----------    -----------
                                          2,286,869      2,419,008      2,312,205
                                        -----------    -----------    -----------

Loss from operations                     (1,817,709)    (1,731,182)    (1,550,225)
Interest expense                            (27,562)       (52,023)       (73,808)
Other income, net                            78,788         43,044         13,478
                                        -----------    -----------    -----------
Net loss                                ($1,766,483)   ($1,740,161)   ($1,610,555)
                                        ===========    ===========    ===========

Net loss per share of common stock      ($     0.96)   ($     0.96)   ($     0.60)
                                        ===========    ===========    ===========

Shares of common stock outstanding
  (weighted average)                      1,844,974      1,811,040      2,689,343
                                        ===========    ===========    ===========



                 See accompanying notes to financial statements

                            STATEMENTS OF CASH FLOWS

                                                                                             Years Ended June 30,
                                                                                ------------------------------------------

                                                                                    1994           1995           1996
                                                                                 -----------    -----------    -----------
Cash flow from operating activities:
     Net loss                                                                    ($1,766,483)   ($1,740,161)   ($1,610,555)
                                                                                 -----------    -----------    -----------
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization                                                    40,169         47,096         50,818
     Deferred compensation                                                            48,440         48,448         24,217
     Provision for uncollectible accounts                                             13,615          5,039           --
     Loss (Gain) on sale of property and equipment                                       851        (17,500)          --
     Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                     (23,137)       (26,300)         3,032
      Increase in prepaid expenses                                                    (4,317)        (2,131)       (19,574)
      Increase in inventories                                                        (30,273)        (4,398)       (27,493)
      Decrease in other current assets                                                  --             --            5,851
      Increase in accounts payable                                                    48,589         44,412        118,449
      Increase (decrease) in accrued expenses                                         16,390        (30,494)        55,308
      Increase in accrued interest payable-note payable-shareholder                      591            591            591
      Increase in accrued interest payable-funding agreements                         16,570         25,378         21,495
                                                                                 -----------    -----------    -----------
         Total adjustments                                                           127,488         90,141        232,694
                                                                                 -----------    -----------    -----------
         Net cash used in operating activities                                    (1,638,995)    (1,650,020)    (1,377,861)
                                                                                 -----------    -----------    -----------

Cash flow from investing activities:
     Capital Expenditures                                                            (27,772)       (33,810)        (2,644)
     Purchase of technology license and trademark                                    (76,381)          --          (40,938)
     Proceeds from notes receivable                                                     --              811           --
     Proceeds from sale of property and equipment                                       --            1,750           --
                                                                                 -----------    -----------    ----------
        Net cash (used in) investing activities                                    (104,513)       (31,249)       (43,582)
                                                                                 -----------    -----------    -----------

Cash flow from financing activities:
     Net proceeds from issuance of common stock                                         --             --          800,000
     Borrowings under note payable                                                      --          400,000        500,000
     Payments under notes payable-funding agreements                                 (30,665)       (15,209)       (34,585)
     Payments under notes payable-shareholder                                           (591)          (295)          --
     (Increase) decrease in security deposits and other assets                       (23,477)         4,492        (20,537)
     Payment of obligations under capital leases                                     (21,217)       (35,833)       (44,890)
                                                                                 -----------    -----------    -----------
         Net cash (used in) provided by financing activities                         (75,950)       353,155      1,199,988
                                                                                 -----------    -----------    -----------
Net decrease in cash and cash equivalents                                         (1,819,098)    (1,328,114)      (221,455)
Cash and cash equivalents at beginning of period                                   3,394,771      1,575,673        247,559
                                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of period                                       $ 1,575,673    $   247,559    $    26,104
                                                                                 ===========    ===========    ===========

Supplemental cash flow disclosures: Cash used in operating activities include:
      Cash paid for interest                                                     $    47,743    $    36,682    $    52,820

      Noncash investing and financing activities:
      Sale of asset in exchange for note                                                --      $    17,500           --
      Conversion of note payable and accrued interest                                   --             --      $   410,142
      Capital lease obligation                                                          --             --      $    38,000



                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  Total
                                                    Additional Paid                            Accumulated        Stockholders
                                    Common Stock       in Capital         Treasury Stock         Deficit         Equity (Deficit)
                                    ------------       ----------         --------------         -------         ----------------
                                Shares      Total                        Shares      Total
                                ------      -----                        ------      -----

Balances at June 30, 1993     1,835,000      $109     $10,341,478        23,960     ($8,439)    ($7,471,356)       $2,861,792
Net Loss                            ---       ---             ---          ---          ---      (1,766,483)       (1,766,483)
- ---------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1994     1,835,000       109      10,341,478        23,960      (8,439)     (9,237,839)        1,095,309
Net Loss                            ---       ---             ---           ---         ---      (1,740,161)       (1,740,161)
- ---------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1995     1,835,000       109      10,341,478        23,960      (8,439)    (10,978,000)         (644,852)
Net proceeds from issuance
  of common stock               680,000        41         799,959           ---         ---             ---           800,000
Conversion of bridge notes
  and accrued interest          328,115        19         410,123           ---         ---             ---           410,142
Net Loss                            ---       ---             ---           ---         ---      (1,610,555)       (1,610,555)
- ---------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1996     2,843,115      $169     $11,551,560        23,960     ($8,439)   ($12,588,555)      ($1,045,265)
=================================================================================================================================


                       INTERNATIONAL CANINE GENETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Background of the Company:

         International Canine Genetics, Inc. (the Company) was formed on July 14, 1986. The Company is primarily engaged in the business of developing, manufacturing and marketing products and services which address the needs of owners and breeders of purebred dogs and the veterinarians providing services to them. The Company currently markets artificial insemination products and services and in-clinic ovulation and laboratory timing diagnostic tests and a pregnancy testing services, which collectively comprise the majority of the Company's sales, the PennHIP(R) diagnostic technology for the early detection of Canine Hip Dysplasia to breeders and owners of purebred dogs and their veterinarians, nutritional supplements and grooming products. All product and service revenues are shipped from or performed at the Company's Malvern, PA facility and sold to end users and distributors throughout the world, with the vast majority of the sales made throughout the United States.

Note 2.  Liquidity:

         The Company has incurred losses from operations since inception as it has been developing its products and marketing channels which raises substantial doubt about the entity's ability to continue as a going concern. The Company's ability to support its operations with product sales is dependent on the Company's ability to raise additional funds to finance further product development and marketing as well as the successful completion of such activities.

         Management believes that the Company will be able to attract new sources of funds to enable the Company to continue the development and marketing of its products and services until completion of the acquisition by and integration into Synbiotics Corporation (see Note 4). However, no assurance can be given that such funds will be available or that the funds will be available on terms which are satisfactory or advantageous to the Company or its shareholders.

Note 3.  Summary of Significant Accounting Policies:

   Cash Equivalents:

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   Inventories:

         Inventories are stated at the lower of cost (first in, first out method) or market.

   Property and Equipment:

         Property and equipment are stated at cost. Equipment acquired under capital leases is stated at the lesser of the present value of the minimum lease payments or the fair value of the equipment at the inception of the lease. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using both the straight line and accelerated methods over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the lives of the improvements, whichever is shorter.

   Technology and Trademark License:

         Purchased technology and licenses are capitalized at cost and are amortized on a straight-line basis over the remaining life of the license agreement and the patent (10 and 15 years, respectively).

   Research and Development:

         Research and development costs are expensed in the period incurred.

   Advertising and Promotional:

         Advertising and promotional costs are expensed in the period incurred.

   Income Taxes:

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

   Concentrations of Credit Risk:

         Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, which are maintained in a high quality credit institution, and accounts receivable.

         The Company markets its products and services primarily to two specific classes of customers, namely dog breeders and veterinarians, which may subject the Company to credit risk. Such risk is mitigated, however, because the Company's markets are geographically dispersed. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Fair Value of Financial Instruments

         The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. As of June 30, 1996, the fair value of the Company's demand notes payable, notes payable funding agreements and capital lease obligations, using rates currently available to the Company for such financial instruments with similar terms and remaining maturities, approximate their carrying amounts.

   Net Loss Per Share of Common Stock and Pro Forma Net Loss Per Share of Common
Stock:

         The net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock outstanding during the period.

         The effect of stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission staff accounting bulletins, Common Stock options issued during the 12 month period prior to the initial public offering at prices below the public offering price of $7.00 per unit have been included in the 1994 computation as if they were outstanding for the period presented (using the treasury stock method).

Stock-Based Compensation

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and including pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company has elected to continue to measure its stock-based compensation in accordance with APB No. 25 and, accordingly, does not expect the adoption of SFAS No. 123 to have a significant effect on its financial position or results of operations.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4.  Acquisition:

         On July 23, 1996, the Company entered into a definitive purchase agreement for Synbiotics Corporation to acquire substantially all of the assets and certain liabilities of the Company in exchange for the issuance of 1,400,000 shares of registered Synbiotics Common Stock, a transaction valued at between $3,500,000 and $4,900,000. The number of shares is subject to adjustment if the market price per share of Synbiotics' stock is above $3.50 per share or below $2.50 per share at the closing. A portion of the 1,400,000 shares of Synbiotics Common Stock will be used to satisfy the Company's debt and the balance will be distributed to the holders of Common Stock. All of the Company's outstanding warrants and stock options will similarly be replaced by or converted into warrants and options to acquire shares of Synbiotics Common Stock. Additionally,
S. R. One, Limited, the Company's largest shareholder, will purchase $1,000,000 of newly issued Synbiotics Common Stock at the closing. The transaction is subject to certain regulatory review and Board of Directors and shareholder approval of both companies. The transaction is expected to close in October, 1996.

Note 5. Inventories:

         At June 30, 1995 and 1996, inventories were as follows:

                                                      1995              1996
                                                      ----              ----

                  Components                         $34,747          $61,345

                  Finished Goods                      30,117           31,012
                                                      ------           ------

                                                     $64,864          $92,357
                                                     =======          =======

Note 6. Technology and Trademark License:

         On December 21, 1993, the Company finalized an agreement with the University of Pennsylvania for the exclusive worldwide rights to commercialize a new proprietary technology for the diagnosis of Canine Hip Dysplasia. Under the agreement, the Company also obtained the exclusive worldwide rights to use the University of Pennsylvania trademark PennHIP(R). At June 30, 1996, the Company has capitalized costs and accumulated amortization of $76,381 and $18,405, respectively, related to the licensing and transfer to the Company of this technology and trademark.

         On November 6, 1995, the Company concluded an agreement with the Cornell Research Foundation, the University of Medicine and Dentistry of New Jersey-New Jersey Medical School and New York University for the exclusive rights to a U.S. patent entitled "Relaxin Testing for Early Detection of

Pregnancy in Dogs." At June 30, 1996, the Company has capitalized costs and accumulated amortization of $40,938 and $1,952, respectively, related to the licensing and transfer to the Company of this technology.

Note 7. Property and Equipment:

         At June 30, property and equipment were as follows:

                                                       1995             1996
                                                       ----             ----

Lab equipment.....................................  $214,045          $214,045
Marketing equipment...............................    44,740            44,740
Furniture and fixtures............................   197,991           238,634
Warehouse equipment...............................    16,218            16,218
Leasehold improvements............................     8,464             8,464
                                                   ---------         ---------
                                                     481,458           522,101
Less accumulated depreciation and amortization....  $245,302          $286,260
                                                    --------          --------
                                                   $ 236,156          $235,841
                                                   =========          ========
         At June 30, 1996, assets recorded under capital leases and related accumulated amortization are $204,674 and $49,377, respectively.

Note 8.  Notes Payable:

         During fiscal 1995, the Company borrowed $400,000 from S. R. One, Limited, a majority shareholder, under the terms of two demand note agreements bearing interest at the prime rate plus two points. On August 17, 1995, S. R. One Limited invested cash of $850,000 and converted the $400,000 of demand notes and accrued interest of $10,142 into 1,008,115 newly issued shares of common stock at $1.25 per share.

         On December 22, 1995, the Company borrowed $500,000 from S. R. One, Limited, under the terms of a demand note agreement bearing interest at the prime rate plus two points.

Note 9.  Notes Payable - Funding Agreements:

         During fiscal years 1988 through 1991, the Company received $145,090 and $51,578 under three separate funding agreements (the "first and second" and "third" agreements, respectively) from the Ben Franklin Technology Center of Southeastern Pennsylvania (BFTC).

         Under the first and second agreements, the Company is required to repay three times the disbursed funds in quarterly installments of 1% of total Company revenues. The full amount of the obligation under the first and second agreements, $435,270, has been accrued by charges to interest expense during fiscal years 1988 through 1991.

         Under the third agreement, the Company is required to repay up to a maximum of three times the disbursed funds in quarterly installments of 3% of total Company revenues subject to annual dollar caps as set forth below.

           Year Ending
          September 30,                                Annual Dollar Cap
          -------------                                -----------------

              1996 ....................................      37,136
              1997 ....................................      46,422

         Under the third agreement, the Company is accreting interest using the effective interest method over the anticipated repayment period. Interest expense related to the agreement amounted to $16,570, $24,768 and $21,060 for the years ended June 30, 1994, 1995 and 1996, respectively, and is included in the statement of operations.

         On February 27, 1995, the Company entered into a supplemental agreement with BFTC to temporarily modify the repayment requirements until the Company has obtained additional funding. Under the terms of this supplemental agreement, the Company's quarterly repayments under the first, second and third agreements are not to exceed $3,000. The unpaid balance accrues interest at the prime rate. All amounts in arrears, including accrued interest, under this agreement are payable within seven days following completion of the Company obtaining additional funding as defined by the supplemental agreement. At June 30, 1995, the unpaid balance under this agreement was $30,557 and accrued interest amounted to $610. Interest expense on the supplemental agreement incurred in fiscal 1996 was $435.

         The amounts outstanding under these agreements, including accrued interest, are as follow:

                                                            June 30,
                                                  --------------------------
                                                     1995             1996
                                                  --------         --------

First and Second Agreements.......................$435,270          $435,270
Third Agreement................................... 120,525           141,585

Interest on Supplemental Agreement................     610             1,045

Less payments .................................... (86,474)         (121,059)
                                                   --------         ---------

                                                   469,931           456,841

Less current portion..............................(107,162)         (128,955)
                                                  ---------         ---------

                                                  $362,769          $327,886
                                                  ========          ========

Note 10.  Stock Option Plan

         The Company maintains a stock option plan whereby employees, consultants and advisors may be granted incentive stock options ("ISO") or non-qualified stock options to purchase up to 275,000 shares of the Company's Common Stock. The ISO exercise price is determined by the Compensation and Stock Option Committee subject to a minimum exercise price equal to the fair market value of the Company's Common Stock on the date of the grant. The exercise price of non-qualified options is determined by the Compensation and Stock Option Committee. The options vest over a four year period and expire 10 years from the date of grant.

A summary of stock option activity is as follows:

                                           Number of             Option Price
                                            Shares                 per Share
                                            ------                 ---------

Outstanding as of June 30, 1993             42,042                  $1.35
Granted                                     82,332                  $7.00
Granted                                     99,250                  $2.00
Exercised                                    -                        -
Canceled                                     -                        -
                                            ------                 ---------

Outstanding as of June 30, 1994            223,624               $1.35-$7.00
Granted                                       -                       -
Exercised                                     -                       -
Canceled                                     5,510               $2.00-$7.00
                                            ------                 ---------

Outstanding as of June 30, 1995            218,114               $1.35 - $7.00
                                           =======               =============

Granted                                    152,950                   $1.25

Exercised                                       --                    --

Canceled                                    11,465                $1.25-$7.00

                                           -------                -----------

Outstanding as of June 30, 1996            359,599                $1.25-$7.00
                                           =======                ===========


         At June 30, 1996, options for 218,218 shares were exercisable and 130,401 shares were available for future grants under the plan.

         During the twelve months ended June 30, 1995 and 1996, the Company recognized $48,448 and $24,217, respectively, as compensation expense in connection with options granted prior to the Company's initial public offering.

Note 11.  Stock Warrants:

         In January, 1993, in accordance with a Recapitalization Agreement, 62,075 shares of Preferred-B warrants were exchanged for 10,346 common stock warrants exercisable at $8.40 per share over five years, and 300,000 common share warrants were exchanged for 50,000 common stock warrants exercisable at $8.40 per share over five years.

         In March 1993, 715,000 warrants ("Public Warrants") to purchase common stock were issued as part of the Company's initial public offering. In this offering, the Company sold 715,000 Units, each consisting of one share of common stock and one common stock warrant. The warrants are exercisable over a five year period at an initial exercise price of $10.00 per warrant. However, as the Company did not generate revenues of $7 million during the fiscal year ended June 30, 1995, the exercise price was reduced to $5.00 per warrant in accordance with the terms of the offering document.

         In addition, the underwriter of the Company's initial public offering received, as part of its compensation, warrants ("Underwriters' Warrants") to purchase 71,500 Units (each unit consisting of one share of common stock and one redeemable common stock warrant.). The Underwriters' Warrants are exercisable over five years at a price of $8.40 per warrant. The common stock warrants contained in the Unit warrant have the same terms and characteristics as the public warrants issued as part of the initial public offering.

         The terms of the Public Warrant and Underwriters' Warrant agreements provide the holders of the warrants with anti-dilution protection if the Company issues common stock or equivalents, including stock options, at a price below the original exercise prices per warrant of $10.00 and $8.40, respectively. During the year ended June 30, 1994, the Company issued stock options under its 1992 Stock Option Plan at $7.00 per share and $2.00 per share (see Note 10). As a result, the Public Warrants have an adjusted exercise price of $9.66 per warrant and may be redeemed for 740,166 shares of common stock. The Underwriters' Warrant have an adjusted exercise price of $1.76 and can be redeemed for 341,250 shares of Common Stock and 341,250 Redeemable Warrants. The Redeemable Warrants have an adjusted exercise price of $9.66 and can be redeemed for 353,538 shares of Common Stock.

         On August 16, 1995, the Board of Directors approved modifications to the 715,000 Public Warrants. The exercise price of the Public Warrants was reduced from $5.00 per warrant to $1.25 per warrant and the term of each Public Warrant was extended from March 24, 1988 to March 24, 2000.

         In addition, in order to simplify the Company's capital structure and eliminate certain onerous anti-dilution provisions which have had and would have an adverse impact on the shareholders, the holders of 60,346 warrants to purchase common stock at an exercise price of $8.40 per warrant agreed to exchange their warrants for 245,692 warrants to purchase common stock with the same terms and conditions as the Public Warrants. Also, the underwriter of the Company's initial public offering agreed to exchange 71,500 Unit Warrants (each unit consisting of one share of common stock and one redeemable common stock warrant) for 71,500 warrants to purchase Common Stock on the same terms and conditions as the Public Warrants. Warrants outstanding as of June 30, 1996 total 1,032,192 at an exercise price of $1.25 per share.

Note 12.  Commitments and Contingencies:

         The Company leases equipment and office, research, manufacturing/warehouse space under various non-cancelable leases with third parties. The leases range from three to five years and require the Company to pay all insurance, taxes and operating expenses.

         The Company entered into a 5-year lease agreement and expanded its Malvern, PA facility from 4,725 square feet to 9,240 square feet. Payments under this lease commenced on September 20, 1993, upon substantial completion of improvements to the facility. For the years ended June 30, 1994 and 1995, the Company acquired office, product development, manufacturing and warehouse equipment under non-cancelable capital lease agreements.

         Future minimum obligations under non-cancelable lease agreements at June 30, 1996 are as follows:

                                                       Capital         Operating
               For years ending June 30,               Leases           Leases
               -------------------------            ----------        --------
                         1997                          $63,163          $121,201
                         1998                           44,498           119,104
                         1999                           11,497            39,440
                                                    ----------        ----------
         Total Minimum Payments                        119,158        $  279,745
                                                                      ==========
         Less amount representing interest              16,424
                                                    ----------
         Present value of net minimum lease
             payments under capital leases            $102,734(1)
                                                    ==========

         (1) Does not include a $38,000 capital lease obligation.

         Rent expense under operating leases for the years ended June 30, 1994, 1995 and 1996 was $83,504, $115,319 and $159,825 respectively.

         At June 30, 1996, the Company has a letter of credit outstanding in the amount of $19,800 which guarantees a telephone equipment lease. The contract amount of the letter of credit was for approximately 40% of the fair value of the lease at its inception and decreases annually over the life of the lease.

Note 13.  Income Taxes:

         Effective July 1, 1993, the Company adopted the previsions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). There was no cumulative effect of the accounting change and prior periods were not restated.

         At June 30, 1995 and 1996, the Company had a deferred tax asset comprised of the following:

                                                    1995            1996
                                                 ----------      ---------

            Net operating loss carryforwards     $3,917,000      $4,418,000
            Receivables                              31,000          19,000
            Inventory                                 4,000           4,000
                                                -----------      ----------
            Deferred tax asset                   $3,952,000      $4,441,000
                                                ===========      ==========

         The Company has recorded a valuation allowance for the full amount of the deferred tax asset at June 30, 1995 and 1996, since the likelihood of the realization of the tax benefits cannot be established.

         At June 30, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $11.7 million, which expire in varying amounts through 2011.

Note 14.  Subsequent Event:

         On August 28, 1996, the Company borrowed $400,000 from S. R. One, Limited, which included a $42,497 placement fee payable to S. R. One, Limited, pursuant to a demand note bearing interest at prime plus two points.

                                 EXHIBIT INDEX


       10.32 License agreement between the Registrant and the Cornell Research Foundation, Inc., The University of Medicine and Dentistry of New Jersey and New York University.

       10.33 Sponsored research agreement between the Registrant and the University of Medicine and Dentistry of New Jersey.

       10.34 Sponsored research agreement between the Registrant and Cornell University.

       10.35 Sponsored research agreement between the Registrant and New York University.

       10.36      Consulting agreement between the Registrant and Dr. Bernard
                  G. Steinetz.

       10.37      Consulting agreement between the Registrant and Dr. George
                  Lust.

       10.38 Consulting agreement between the Registrant and Dr. Laura T. Goldsmith.

       10.39 Promissory note to pay $500,000 to S.R. One, Limited, dated December 22, 1996.

       10.40 Promissory note to pay $400,000 to S.R. One, Limited, dated August 28, 1996.