Form 10KSB/A
period 1996-06-30
INTERNATIONAL CANINE GENETICS INC
filed 1996-10-24
CIK 873166

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/AI
(Mark One)

[   X    ]  Annual report under Section 13 or 15(d) of the Securities Exchange
            Act of 1934 (fee required) for the fiscal year ended June 30, 1996

[        ]  Transition report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934 (no fee required)


For the transition period from __________________ to ________________.

Commission file number 0-21410

                       INTERNATIONAL CANINE GENETICS, INC.
                 (Name of small business issuer in its charter)

            Delaware                                          23-2418859
--------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

         271 Great Valley Parkway, Malvern PA       19355
         (Address of principal executive offices)    (Zip Code)

Issuer's telephone number (610) 640-1244

Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

       Common Stock, par value $.00006 per share, and Redeemable Warrants
   --------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
    -----------     ----------

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

         The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant was approximately $520,000 (computed on the basis of the average of the bid and ask prices of a share of Common Stock on October 24, 1996 as reported by NASDAQ). Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On October 24, 1996, the Registrant had 2,819,530 shares of Common Stock outstanding.

         Documents Incorporated by Reference: None

         Transitional Small Business Disclosure Format (check one):


                  YES         ,  NO      X
                      --------      ----------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required herein with respect to the Company's executive officers and directors is included under Part III, Item 9 in the Company's Form 10-KSB.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons or entities.

Item 10. EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table sets forth certain information concerning the compensation paid during the fiscal years ended June 30, 1996, 1995, and 1994 to the Company's Chief Executive Officer. Since no other executive officer received compensation (salary and bonus) exceeding $100,000 during the fiscal year ended June 30, 1996, information is provided only for the Chief Executive Officer.

 Name and Principal        Fiscal                         Other Annual     Restricted                   LTIP       All Other
       Position             Year    Salary      Bonus     Compensation     Stock Awards   Options(#)   Payouts    Compensation
 ---------------------     ------   -------    ------    --------------    ------------   ----------   -------    -------------

Paul A. Rosinack           1996     $145,042    None               (1)         None         30,000       None        None
President & CEO            1995     $146,200    None               (1)         None           None       None        None
                           1994     $136,000    None               (1)         None         45,000       None        None

---------------

     (1) Amount does not exceed the lesser of $50,000 or 10% of total salary and bonus.

     1996 Fiscal Year-End Option Values

     The following table provides information relating to the number and value of employee options held by the Company's Chief Executive Officer at the end of the 1996 fiscal year. The Chief Executive Officer did not exercise any options during the 1996 fiscal year. None of the options were in-the-money at fiscal year-end.

                                                         Number of
                                                   Unexercised Options
                    Name                          at Fiscal Year-End (#)
                    ----                        ------------------------
                                                Exercisable   Unexercisable
                                                -----------   -------------

                Paul A. Rosinack ..............    64,583         43,750

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, according to information supplied to the Company regarding the number and percentage of shares of the Company's Common Stock beneficially owned on September 1, 1996:
(i) by each person who is the beneficial owner of more than 5% of the Common Stock; (ii) by each director (who is a nominee or continuing director); (iii) by each executive officer named in the Summary Compensation Table and (iv) by all directors and executive officers of the Company as a group.

Name of                             Amount and Nature         Percentage of
Beneficial Owner               of Beneficial Ownership(1)  Shares Outstanding(1)
----------------               --------------------------  ---------------------
S.R. One, Limited                       2,283,941(2)              73.3
Bay Colony Executive Park
Suite 315
565 East Swedesford Road
Wayne, PA 19087

Michael Cuneo                              11,957(3)                 *
c/o Howard Larson & Co.
Two Penn Center Plaza
Suite 140
Philadelphia, PA 19102

Paul A. Rosinack                           71,270(4)               2.5
271 Great Valley Parkway
Malvern, PA 19355

Peter A. Sears
S.R. One, Limited                       2,283,941(5)              73.3
Bay Colony Executive Park
Suite 315
565 East Swedesford Road
Wayne, PA 19087

R. Grady Rankin                            77,183(6)(7)            2.7
c/o State Capital Resource
  Center, Inc.
4010 Barrett Drive, Suite 205
Raleigh, NC 27609

Donald Lein, D.V.M., Ph.D.                 14,986(7)                 *
Cornell University
  Veterinary School
Diagnostic Laboratories
NY State College of
  Veterinary Medicine
Ithaca, NY 14851-0786

Stephen Hartogensis                        22,693(8)                 *
1070 Broadmoor Road
Bryn Mawr, PA 19010

All directors and executive officers    2,507,691(9)              77.0
as a group (seven persons)

------------
*  Denotes less than 1%

(1) Except as indicated in the footnotes to this table, the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock owned based upon information provided to the Company by such stockholders. Includes shares issuable upon exercise of options and warrants exercisable within 60 days of September 1, 1996.

(2) S.R. One, Limited ("S.R. One") is a wholly-owned subsidiary of SmithKline Beecham plc, a publicly-owned health care company. Peter A. Sears, the President of S.R. One, is a member of the Board of Directors of the Company. Includes warrants to purchase 296,070 shares of Common Stock.

(3) Includes 9,600 shares issuable upon exercise of options and 2,236 issuable upon exercise of warrants.

(4)  Includes 69,270 shares issuable upon the exercise of options.

(5) Represents shares beneficially owned by S.R. One, of which Mr. Sears is President. Mr. Sears disclaims beneficial ownership as to such shares.

(6) Includes 12,600 shares issuable upon the exercise of options held by Mr. Rankin.

(7) Includes 12,600 shares issuable upon the exercise of options and 2,236 shares issuable upon exercise of warrants.

(8) Includes 13,457 shares issuable upon the exercise of options and 2,236 shares issuable upon exercise of warrants.

(9) Includes 439,258 shares issuable upon the exercise of options and warrants and the shares referenced in footnote 6 above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fourth quarter of fiscal 1995, S.R. One, a principal stockholder of the Company, advanced $400,000 to the Company under various demand notes bearing interest at an annual rate of 11%.

         On August 17, 1995, S.R. One invested an additional $850,000 less expenses of $50,000 associated with the investment and converted the principal balances of the demand notes plus accrued interest into 1,008,115 shares of the Company's Common Stock at a price of $1.25 per share. Peter A. Sears, the Chairman of the Board of Directors of the Company, is the president of S.R. One.

         On December 22, 1995, the Company borrowed $500,000 from S.R. One pursuant to a demand note bearing interest at prime plus two points.

         On August 28, 1996, the Company borrowed $400,000 from S.R. One, which included a $42,497 placement fee payable to S.R. One, pursuant to a demand note bearing interest at prime plus two points.